Form 10-Q
period 1996-03-31
HARISTON CORP
filed 1996-05-13
CIK 781885

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________

                        Commission file number  0-13966

                              HARISTON CORPORATION
             (Exact name of registrant as specified in its charter)


                             CANADA                                                33-0645339
                             ------                                                ----------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

            611 Anton Blvd, Suite 1270 Costa Mesa, California 92626
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 556-1755
                                 --------------
              (Registrant's telephone number, including area code)

   1500 West Georgia Street, Suite 1555, Vancouver, British Columbia, V6G 2Z6
  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Stock:         11,463,113 Shares

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The unaudited Consolidated Statements of Operations and Deficit for the three month periods ended March 31, 1996 and March 31, 1995, the unaudited Consolidated Statements of Changes in Financial Position for the three month periods ended March 31, 1996 and March 31, 1995 and the unaudited Consolidated Balance Sheets as at March 31, 1996 and December 31, 1995, of Hariston Corporation ("Hariston" or the "Company") follow.

                              HARISTON CORPORATION

PART 1: ITEM 1 -- FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                        MARCH 31         DECEMBER 31
                                                                         1996               1995
=======================================================================================================
ASSETS
     Current assets
      Cash and cash equivalents                                   $       641           $     1,419
      Receivables                                                         435                   457
      Inventory                                                         1,171                 1,335
      Prepayments                                                         187                   147
- - -------------------------------------------------------------------------------------------------------
                                                                        2,434                 3,358

     Investments                                                        1,956                 1,956
     Furniture and equipment                                              206                   207
     Goodwill, licenses, mailing lists and other intangibles            4,900                 4,667
- - -------------------------------------------------------------------------------------------------------
                                                                        7,062                 6,830
- - -------------------------------------------------------------------------------------------------------
                                                                  $     9,496           $    10,188
=======================================================================================================

LIABILITIES
     Current
      Payables                                                    $     1,048           $     1,829
      Deferred revenues                                                   231                   185
      Current portion of term debt                                      3,493                   413
- - -------------------------------------------------------------------------------------------------------
                                                                        4,772                 2,427

     Term debt                                                             45                 3,200
     Put option                                                           300                   300
- - -------------------------------------------------------------------------------------------------------
                                                                          345                 3,500
- - -------------------------------------------------------------------------------------------------------
                                                                        5,117                 5,927

SHAREHOLDERS' EQUITY
     Capital stock                                                     30,800                29,887
     Deficit                                                          (26,421)              (25,626)
- - -------------------------------------------------------------------------------------------------------
                                                                        4,379                 4,261
- - -------------------------------------------------------------------------------------------------------
                                                                  $     9,496           $    10,188
=======================================================================================================

=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION



CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)

3 MONTHS ENDED MARCH 31                                                          1996               1995
==============================================================================================================
                                                                                                  (Note 12)
REVENUES
     Software sales                                                     $       1,665           $         --
     Book sales                                                                    88                     --
     Software royalties and license fees                                           79                     --
- - --------------------------------------------------------------------------------------------------------------
                                                                                1,832                     --
- - --------------------------------------------------------------------------------------------------------------
COST OF SALES
     Direct cost of sales                                                       1,185                     --
     Royalties                                                                     64                     --
- - --------------------------------------------------------------------------------------------------------------
                                                                                1,249                     --
- - --------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                      583                     --
- - --------------------------------------------------------------------------------------------------------------
OPERATING AND CORPORATE EXPENSES
     Administration, office, and travel                                           239                     74
     Consultants and directors fees, salaries and employee benefits               562                    146
     Accounting, legal and other professional fees                                 72                     92
     Marketing, catalog and trade show costs                                      171                     --
     Depreciation and amortization                                                258                      5
- - --------------------------------------------------------------------------------------------------------------
                                                                                1,302                    317
- - --------------------------------------------------------------------------------------------------------------
                                                                                 (719)                  (317)
- - --------------------------------------------------------------------------------------------------------------
OTHER
     Net interest income (expense)                                                (83)                     9
     Net gain on recovery of receivables                                            7                     --
- - --------------------------------------------------------------------------------------------------------------
                                                                                  (76)                     9
- - --------------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                              (795)                  (308)
- - --------------------------------------------------------------------------------------------------------------
RESULTS FROM DISCONTINUED OPERATIONS (Note 11)
Oil and gas working and royalty interests                                          --                    109
Quebec industrial condominium rental property                                      --                      5
- - --------------------------------------------------------------------------------------------------------------
                                                                                   --                    114
- - --------------------------------------------------------------------------------------------------------------
LOSS ON SALE OF MINERALS RECOVERY PROJECT (Note 11)                                --                    (78)
- - --------------------------------------------------------------------------------------------------------------
NET LOSS                                                                $        (795)          $       (272)
DEFICIT, beginning of period                                                  (25,626)               (24,802)
- - --------------------------------------------------------------------------------------------------------------
DEFICIT, end of period                                                  $     (26,421)          $    (25,074)
==============================================================================================================
Loss per share (Note 13)                                                $       (0.07)          $      (0.03)
Shares used in computation (weighted average outstanding)                  11,281,363              9,226,476
==============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION


CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (UNAUDITED) (EXPRESSED IN THOUSAND OF U.S. DOLLARS)

3 MONTHS ENDED MARCH 31                                                       1996                      1995
====================================================================================================================
OPERATING ACTIVITIES
     Net loss from continuing operations                                $     (795)                    $   ($308)
     Non-cash items:
     Amortization and depreciation                                             258                             5
     Changes in non-cash working capital used in operations                   (589)                         (411)
- - --------------------------------------------------------------------------------------------------------------------
     Cash used for continuing operations                                    (1,126)                         (714)
- - --------------------------------------------------------------------------------------------------------------------
     Net income (loss) from discontinued operations                             --                            36
     Non-cash items:
     Amortization of oil & gas royalty interests                                --                            77
     Provision for costs of disposition of Metanetix Division                   --                            78
- - --------------------------------------------------------------------------------------------------------------------
     Cash provided by discontinued operations                                   --                           191
- - --------------------------------------------------------------------------------------------------------------------
     CASH USED FOR OPERATING ACTIVITIES                                     (1,126)                         (523)
- - --------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Net term debt payments                                                   (333)                         (132)
     Conversion of debentures                                                   --                            --
     Issue of common stock                                                     913                            --
- - --------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                          580                          (132)
- - --------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Net purchase of assets                                                   (232)                          (12)
     Collection of notes receivable                                             --                           137
     Minerals recovery project                                                  --                           (78)
- - --------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                         (232)                           47
- - --------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               (778)                         (608)

Cash and cash equivalents, beginning of period                               1,419                         1,199
- - --------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $      641                     $     591
====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1996
===============================================================================

NOTE 1.  OPERATIONS

The Company is incorporated under the Canada Business Corporations Act and has operated, historically, as a diversified holding company. More recently, the Company has focused on the multimedia CD-ROM software business. Effective August 25, 1995, the Company purchased all the assets and assumed certain liabilities of a group of affiliated companies doing business under the trade name Educorp. These affiliated companies now operate as part of Educorp Multimedia, a wholly-owned multimedia software publishing and distribution subsidiary. Effective January 1, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., a book and multimedia software developer and publisher. This business now operates as part of Educorp Multimedia, as well.

NOTE 2.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

In accordance with the requirements of the Canada Business Corporations Act, the Company's accounting and reporting policies conform to Canadian generally accepted accounting principles ("Canadian GAAP"). Accordingly, these consolidated financial statements have been prepared in accordance with Canadian GAAP. These interim statements also conform in all material respects with United States generally accepted accounting principles ("U.S. GAAP"). A reconciliation to U.S. GAAP is presented at Note 10. For further information on the Company's accounting policies, reference should be made to Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, all adjustments necessary to fairly state the results of operations for the three months ended March 31, 1996, are of a normal recurring nature and have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of the Company, Hariston Corporation, and its wholly-owned subsidiaries, EuroEastern Investment Corp., Educorp Multimedia, Inc., Educorp Direct, Inc., and High Text Interactive, Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

NOTE 3.  PURCHASE OF HIGHTEXT

Effective January 1, 1996, a newly incorporated wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., a company engaged in the development and distribution of books and multimedia CD-ROM software titles. On January 22, 1996, the subsidiary changed its name to Hightext Interactive, Inc. ("HighText").

                              HARISTON CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1996
===============================================================================

The purchase price of $641,421 was satisfied as follows:

166,139 shares of the Company valued at approximately $2.82 per share                    $469,080
Assumption of current liabilities                                                         172,341
                                                                                         --------
                                                                                         $641,421
                                                                                         ========

The purchase price was allocated as follows:

Inventories, accounts receivable, furniture and equipment, prepaids                      $186,550
Customer and supplier lists                                                                15,000
Goodwill and other intangibles                                                            439,871
                                                                                         --------
                                                                                         $641,421
                                                                                         ========

Further consideration may become payable with respect to the purchase of the book publishing operations. The amount will vary depending on the profitability of the operations over a five year period commencing with the fiscal year ending December 31, 1996, and whether these operations are sold in an arm's length transaction prior to December 31, 2000. The minimum consideration for the five year period will be 4,000 Hariston shares per year, or an aggregate of 20,000 shares. An estimate of this minimum amount has been booked by the Company and is reflected in the purchase price. The maximum shares issuable with respect to each year will be the number of shares equivalent to the after-tax income, as defined, of the book publishing operations, based on valuing the Hariston shares at the average closing sale price for the 20 trading days prior to December 31 of each fiscal year.

If the book publishing operations are sold prior to December 31, 2000, the above obligation for the year of sale and subsequent periods is replaced by an obligation to issue Hariston shares to the sellers equivalent to the after-tax sale proceeds, still subject to the 20,000 shares minimum requirement. As management cannot predict with reasonable assurance the net income of the book publishing operations within the five year period, nor the selling price if these operations were sold within that period, additional consideration beyond an estimate of the value of the 20,000 shares minimum payment has not been recorded on the Company's books at this time.

Additional consideration, up to a maximum of $60,000, may become payable, contingent on a U.S. patent being issued no later than December 31, 1998 with respect to a feature of the seller's multimedia products. As management cannot predict with reasonable assurance when or if this patent will be issued, the additional consideration has not been recorded on the Company's books at this time.

Proforma results of operations, as though the purchase of Hightext had occurred on January 1, 1995, are not presented in these interim financial statements as the effect on the Company's 1995 results of operations would not be material.

NOTE 4.  SUMMARY OF SECURITIES ISSUED DURING THE FIRST QUARTER

On January 10, 1996, the Company issued 146,139 shares of the Company, valued at $412,611 or approximately $2.82 per share, for purposes of effecting the purchase of HighText (Note 3).

By Directors Resolution dated February 20, 1996, Hariston's Board resolved to reset the exercise price of 250,000 warrants for the purchase of shares from $3.60 to $2.00 per share. These "A" warrants were issued on November 21, 1994, pursuant to a private placement of 625,000 units valued at $3.20 per unit. Each unit consisted of one "A" and one "B" warrant. The "A" warrant was priced at $3.60 per share,

                              HARISTON CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1996
===============================================================================


exercisable on or prior to May 21, 1996. The "B" warrant was priced at $2.00 per share, exercisable on or prior to November 21, 1997. On March 1, 1996, pursuant to the exercise of the repriced "A" warrants, the Company issued 250,000 shares valued at $2.00 per share, for total realized proceeds of $500,000.

NOTE 5.  SUMMARY OF OPTIONS GRANTED DURING THE FIRST QUARTER


Date Option                         Number of Shares                                   Option                    Option
Granted                             under Vested Option      Optionee                  Exercise Price            Expiry Date
=================================================================================================================================
February 20, 1996                       23,438               Nicholas Mosich                2.50                 August 2, 2002
February 20, 1996                       23,437               Nicholas Mosich                3.75                 August 2, 2002
February 20, 1996                       23,438               Nicholas Mosich                5.00                 August 2, 2002
February 20, 1996                       23,437               Nicholas Mosich                6.25                 August 2, 2002
                                       -------
                                        93,750

On July 20, 1995, the Company adopted a Stock Option Plan to be effective from July 1, 1995. On August 2, 1995, the Board approved the initial grant of options. As approved, options to acquire a total of 1,000,000 shares were granted to J.V. McGoodwin, options to acquire a total of 250,000 shares were granted to L. James Porter, and options to acquire 150,000 shares were granted to each of the three outside directors. One quarter of these options were vested effective August 2, 1995. The remaining options vest as follows: one-third effective August 2, 1996, one-third effective August 2, 1997, and one-third effective August 2, 1998. On February 20, 1996, the Board approved the further grant of options to acquire 375,000 shares. These options were granted to Nicholas Mosich, and are subject to the same vesting provisions as the previously granted options.

NOTE 6.  AUTHORIZED AND ISSUED SHARE CAPITAL AS OF MARCH 31, 1996

Class                            Par Value                Authorized Number         Issued Number             Amount
=========================================================================================================================
Common                           None                     Unlimited                 11,463,113              $30,799,167

NOTE 7.  SHARES IN ESCROW OR SUBJECT TO POOLING AS OF MARCH 31, 1996

None.

NOTE 8.  LIST OF DIRECTORS AS OF MARCH 31, 1996

J.V. McGoodwin    James P. Angus    Nuno Brandolini    Neil S. MacKenzie    L. James Porter
  (Chairman)

                              HARISTON CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1996
===============================================================================

NOTE 9.  OPTIONS AND WARRANTS OUTSTANDING AS OF MARCH 31, 1996


                                        Number of Shares           Exercise     Market Price              Option
Optionee                                under Vested Option        Price        on Date of Grant          Expiry Date
=========================================================================================================================
William B. Sharp                                 35,000              0.93            0.93           September 15, 1996
Yvonne Tremblay                                  10,000              1.86            2.49           November 30, 1997
William B. Sharp                                 10,000              3.15            4.57           February 17, 1998
S. David Anfield                                 20,000              3.53            4.57           March 31, 1998
- - -------------------------------------------------------------------------------------------------------------------------
James P. Angus                                    9,375              2.50            2.87           August 2, 2002
Nuno Brandolini                                   9,375              2.50            2.87           August 2, 2002
Neil MacKenzie                                    9,375              2.50            2.87           August 2, 2002
J.V. McGoodwin                                   62,500              2.50            2.87           August 2, 2002
Nicholas Mosich                                  23,438              2.50            2.87           August 2, 2002
L. James Porter                                     125              2.50            2.87           August 2, 2002
- - -------------------------------------------------------------------------------------------------------------------------
James P. Angus                                    9,375              3.75            2.87           August 2, 2002
Nuno Brandolini                                   9,375              3.75            2.87           August 2, 2002
Neil MacKenzie                                    9,375              3.75            2.87           August 2, 2002
J.V. McGoodwin                                   62,500              3.75            2.87           August 2, 2002
Nicholas Mosich                                  23,437              3.75            2.87           August 2, 2002
L. James Porter                                  15,625              3.75            2.87           August 2, 2002
- - -------------------------------------------------------------------------------------------------------------------------
James P. Angus                                    9,375              5.00            2.87           August 2, 2002
Nuno Brandolini                                   9,375              5.00            2.87           August 2, 2002
Neil MacKenzie                                    9,375              5.00            2.87           August 2, 2002
J.V. McGoodwin                                   62,500              5.00            2.87           August 2, 2002
Nicholas Mosich                                  23,438              5.00            2.87           August 2, 2002
L. James Porter                                  15,625              5.00            2.87           August 2, 2002
- - -------------------------------------------------------------------------------------------------------------------------
James P. Angus                                    9,375              6.25            2.87           August 2, 2002
Nuno Brandolini                                   9,375              6.25            2.87           August 2, 2002
Neil MacKenzie                                    9,375              6.25            2.87           August 2, 2002
J.V. McGoodwin                                   62,500              6.25            2.87           August 2, 2002
Nicholas Mosich                                  23,437              6.25            2.87           August 2, 2002
L. James Porter                                  15,625              6.25            2.87           August 2, 2002
- - -------------------------------------------------------------------------------------------------------------------------
                                                578,250
                                                =======


Warrant                                                            Exercise     Market Price              Option
Holder                                  Number of Shares           Price        on Date of Grant          Expiry Date
=========================================================================================================================
Near East Commercial Bank SAL                   375,000              3.60            5.00           May 21,1996
Commonwealth Consulting Corporation             125,000              2.25            2.62           December 31, 1996
Daryl Jamison                                   125,000              2.25            2.62           December 31, 1996
Near East Commercial Bank SAL                   625,000              4.00            5.00           November 21,1997
Kinaro S.A.                                     250,000              2.50            2.25           August 24, 2000
Neval Management Ltd.                           250,000              2.50            2.25           August 24, 2000
Privatim Finaz A.G.                             250,000              2.50            2.25           August 24, 2000
Zocal Foundation                                250,000              2.50            2.25           August 24, 2000
- - -------------------------------------------------------------------------------------------------------------------------
                                              2,250,000
                                              =========

                              HARISTON CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1996
===============================================================================

NOTE 10.  RECONCILIATION TO U.S. GAAP

In certain respects, Canadian generally accepted accounting principles differ from U.S. generally accepted accounting principles. If U.S. GAAP were to be applied, the following difference would exist:

(Expressed in Thousands of U.S. dollars)
Three Months Ended March 31, 1996

Net loss according to Canadian GAAP                                (795)
Non cash compensation expense                                        (7)
- - -------------------------------------------------------------------------------
Net loss according to U.S. GAAP                                   ($802)

There would be no differences in net assets or shareholders' equity.

The above variance in the net loss figure results from a difference in the accounting treatment for employee stock options. Options to purchase shares of the Company were issued to employees and directors at prices below the traded price of the stock on the measurement date. Under U.S. GAAP, the difference in value must be recognized as a non-cash compensation expense over the period during which the options vest, regardless of whether the options expire unexercised. Under Canadian GAAP, the issuance or exercise of employee stock options does not affect the reported profitability of the Company.

NOTE 11.  DISCONTINUED OPERATIONS

Effective April 29, 1995, the Company sold its Metanetix minerals recovery operations. On July 20, 1995, the Company sold its Quebec industrial condominium rental property. Effective August 1, 1995, the Company sold its Canadian oil and gas working and royalty interests. Accordingly, these operations are presented as discontinued operations for purposes of the 1995 comparatives in these financial statements.

NOTE 12.  FUNCTIONAL CURRENCY

Effective August 25, 1995, the Company's functional currency changed from the Canadian dollar to the the U.S. dollar. For comparison purposes, all March 31, 1995 amounts have been restated into U.S. dollars.

NOTE 13. LOSS PER SHARE

Loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Stock options and warrants outstanding have not been included in the calculations as the impact on loss per share would be dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following information should be read in conjunction with the consolidated financial data and the notes thereto included in Item 1.

OVERVIEW

         In accordance with management's previously stated strategy to reposition the Company, Hariston continued its transformation during the first quarter, 1996. During 1995, the Company divested substantially all of the businesses and investments which were unrelated to its new focus on multimedia software publishing and distribution. On August 25, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of a group of affiliated businesses operating under the trade name Educorp. These affiliated businesses now operate under the name Educorp Direct ("Direct"), as part of the Company's wholly-owned subsidiary Educorp Multimedia. Effective January 1, 1996, the Company acquired substantially all of the assets and selected liabilities of HighText Publications, Inc. This business now operates under the name HighText Interactive ("HighText"), also as part of Educorp Multimedia.

         Founded in 1984, Direct is a San Diego, California based publisher and direct mail distributor of CD-ROM multimedia software. Through its catalogs, Direct offers what is believed to be one of the largest selections of consumer CD-ROM software titles in the industry. In fiscal 1995, Direct mailed more than two million catalogs and newsletters to its customer base. Through its affiliates, Direct is also involved in the development and publishing of software titles as well as wholesale and international distribution.

         Founded in 1990, HighText is a San Diego, California based developer and publisher of books and educational CD-ROM software titles. HighText's primary emphasis is on the development of educational multimedia software for the adult consumer, higher education, and corporate markets. HighText has developed ten software titles to date as part of its Crash Course and Virtual MBA product series. These titles are distributed by wholesale dealers to college and specialty bookstores, computer software stores, and through catalog retailers direct to end-users.

         In the future, the Company's multimedia operations may be expanded through the acquisition of complementary businesses and through the: (1) development and/or publishing of new software titles, (2) increased number and mailing frequency of print catalogs, (3) development of new distribution channels, and (4) international expansion of the business. Although the Company is considering all of these alternatives, no assurance can be given that these or any other activities will be successful.

         The company continues to retain its sizable investment, directly and through a collateral position for a note receivable, in Polish Life Improvement S.A ("PLI").

CORPORATE STRUCTURE

         During June 1995, Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation, to pursue Hariston's strategy of focusing its investment capital and managerial expertise on the multimedia software publishing and distribution business. In July 1995, CD-Soft Corporation incorporated a wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of a group of businesses operating under the trade name Educorp. Effective March 8, 1996, this subsidiary was renamed Educorp Direct, Inc.

         In December 1995, CD-Soft Corporation formed a second wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of HighText Publications, Inc. Effective January 22, 1996, this subsidiary was renamed HighText Interactive, Inc.

         In March 1996, CD-Soft Corporation was merged into Educorp Multimedia, Inc. ("Educorp Multimedia"), a wholly-owned Delaware subsidiary of Hariston formed in January 1996. Upon this merger, Educorp Multimedia, Inc. became the holding company for all of Hariston's book and multimedia CD-ROM development, publishing, and distribution operations.

         In October 1995, Hariston formed a wholly-owned Delaware subsidiary, EuroEastern Investment Corp. ("EuroEastern"), for the purpose of pursuing investment opportunities in central and eastern Europe.


RESULTS OF OPERATIONS

         The Company incurred a consolidated net loss of $795,250 for the three months ended March 31, 1996. Of this loss, $259,431 was attributable to Direct, $106,379 to HighText and $78,567 to interest expense on debt incurred at the Hariston legal entity level. The remainder of the loss was primarily due to corporate administration and overhead costs incurred by Hariston and its subsidiary, EuroEastern. An analysis of the results is presented below. For comparative purposes, the analysis of Direct considers the comparable results during 1995, where available, of the operations of its predecessor, Gazelle Technologies, Inc. and its affiliates, which had been doing business under the trade name Educorp.


EDUCORP DIRECT

         On August 25, 1995, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of a group of businesses now operated under the name Educorp Direct for a purchase price of $6,067,000. This transaction was accounted for as a purchase.

         Direct generated revenues of $1,731,636 for the three months ended March 31, 1996, of which $1,223,556 was from retail sales to end-users, $429,332 was from sales to dealers, and $78,748 was from software royalties and license fees. Direct realized gross profit of $532,744 for the quarter. Direct incurred a loss before interest, depreciation and amortization of $28,038, and a net loss after these items of $259,431.

         RETAIL SOFTWARE SALES. Retail software sales for the three months ended March 31, 1996 of $1,223,556 declined 2% relative to retail software sales of $1,247,917 for the same period during 1995. The primary reason for the decline in same period sales was the 10% decline in the average CD-ROM retail price realized by Direct in 1996, $32.39 as compared to $35.80 for the same period in 1995. The effect of lower realized prices was somewhat offset by increased unit sales volume, primarily attributable to an increased number of catalogs in circulation during the quarter as compared to the same period of 1995.

         International retail software sales were $234,541, or 19% of total retail sales, for the three months ended March 31, 1996, versus $190,937 or 15% of total retail sales for the comparable prior year period. The 23% increase in international retail sales was primarily due to the increased number of catalogs in circulation and the fact that there are fewer distribution sources available to retail customers internationally than domestically.

         DEALER SOFTWARE SALES. Dealer software sales for the three months ended March 31, 1996 of $429,332 declined 27% relative to dealer software sales of $589,158 for the same period during 1995. The decline in same period sales primarily reflects lower unit sales volume due to an increased level of competition, arising partly from new distribution channels that have opened for the supply of CD-ROM titles to dealers. These new channels include a trend towards publishers selling their titles directly to dealers. Additionally, there was a 7% decrease in the average CD-ROM dealer price realized by Direct. The average price realized was $29.10 for the first quarter of 1996 as compared to $31.26 for the first quarter of 1995.

         International dealer software sales were $356,839, or 83% of total software sales to dealers, for the three months ended March 31, 1996, versus $419,737 or 71% for the comparable prior year period. The 15% decline in international dealer sales reflected smaller international order sizes due an increasing number of publishers seeking direct distribution to foreign dealers. However, international dealer sales represented an increasingly large percentage of the Company's sales to dealers reflecting the fact that there are still more distribution sources available to domestic dealers than to foreign dealers.

         HARDWARE SALES. The Company decided in early 1995 to discontinue selling computer hardware. As a result, there were no retail sales of hardware for the three months ended March 31, 1996. During the comparable period of 1995, retail hardware sales were $101,182. The decision to terminate this product line was based on the relatively low gross profit margins realized by hardware relative to CD-ROM software, and the relatively high inventory maintenance costs as compared to those of CD-ROM software.

         ROYALTIES AND LICENSE FEES. Royalties and license fees of $78,748 for the three month period ended March 31, 1996 decreased 32% relative to royalty and license fees of $116,380 for the same period during 1995. The primary reason for the decrease was a reduction in shipments by Apple Computer of computers bundled with educational software titles published by the Company.

         GROSS PROFIT. Direct realized a gross profit of $532,744 for the three months ended March 31, 1996, representing 31% of revenues. Comparative figures for the same period of 1995 are not readily available. However, historically the Educorp operations realized a higher gross profit. The decline from historical levels primarily reflects the lower realized prices per title as a result of increased competition, and the reduced share of higher margin self-published titles.

         OPERATING AND CORPORATE EXPENSES. Operating and corporate expenses were $790,095 for the three months ended March 31, 1996, representing approximately 46% of revenues for the quarter. This figure includes amortization of goodwill arising from the acquisition of the Direct operations. After adjusting for the goodwill amortization expense of $218,079, operating and corporate expenses are $572,016 or 33% of total revenues for the quarter.


HIGHTEXT INTERACTIVE

         Effective January 1, 1996, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., for a purchase price of $641,000. This transaction was accounted for as a purchase.

         HighText generated revenues of $99,910 for the three months ended March 31, 1996, of which $14,594 was from retail sales to end-users, and $85,316 was from sales to dealers. HighText realized a gross profit of $50,048 for the quarter, and incurred a net loss of $106,379.

         SOFTWARE SALES. Software sales for the three months ended March 31, 1996 were $12,063, consisting of $4,943 sales to end-users and $7,120 sales to dealers. HighText realized an average CD-ROM title price of $19.33. HighText did not publish or sell CD-ROM software titles during the comparable period of 1995.

         HighText's first CD-ROM title was published in May 1995, followed by two additional titles in November 1995. During the three months ended March 31, 1996, HighText focused on the development of seven additional titles, at the expense of developing distribution for existing products. As a result, software sales during the first quarter were limited.

         BOOK SALES. Book sales for the three months ended March 31, 1996 were $87,847, consisting of $9,651 retail sales to end-users and $78,196 sales to dealers. HighText realized an average book price of $12.65 during the quarter. By comparison, for the three months ended March 31, 1995, retail sales were $13,020, and dealer sales were $84,824.

         HighText published its first book title in June 1991. As of January 1, 1996, HighText had published fifteen book titles. During the three months ended March 31, 1996, HighText published no new book titles.

         OPERATING AND CORPORATE EXPENSES. The most significant components of HighText's $154,774 of operating and corporate expenses for the three month period ended March 31, 1996, were salary costs totaling $60,153 and marketing and trade show costs of $49,993. HighText expenses the costs of developing new software and book titles as they are incurred. During the period January 1 to March 31, 1996, HighText had seven software and three book titles under development.


HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

         Due to the divestitures during 1995 of certain operating businesses and investments, and the subsequent acquisition of new businesses, Hariston's non-consolidated operating and corporate expenses for the period January 1 to March 31, 1996 of $316,477 are not directly comparable to the $316,729 of costs for the same period of a year earlier. The majority of Hariston's non-consolidated operating and corporate expenses for the first quarter of 1996 were general, administrative and salary costs, including in excess of $16,000 of costs incurred for shareholder communications, and more than $71,000 of accounting and legal fees. The majority of EuroEastern's non-consolidated operating and corporate expenses, totaling $34,589, were also general, administrative and salary costs. There are no prior year comparable figures for EuroEastern as it was incorporated in October 1995.


INVESTMENTS

         POLISH LIFE IMPROVEMENT S.A. PLI is a retail operator of eight supermarkets and four home improvement stores in Poland. PLI is a public Polish company which during 1995 applied for its shares to be listed and traded on the Warsaw Stock Exchange. Approval for share trading was obtained in early 1996, and on February 5, 1996, PLI's shares began trading on the parallel market of the Warsaw Stock Exchange.

         Over 3 million shares in PLI are reported on Hariston's balance sheet, at an average cost of approximately $0.64 per share. These include 1.4 million shares which the Company agreed to sell to a third party and for which it has received a promissory note that is presently in default. The promissory note is secured by the 1.4 million shares. Management has determined that collection on the note is not reasonably assured and is discussing with the purchaser the return of the 1.4 million PLI shares.

         After accounting for the Company's obligation to transfer 613,684 PLI shares under the terms of a stock sale agreement, and not including the 1.4 million PLI shares discussed above, which Hariston does not control or vote, Hariston's percentage ownership in PLI is approximately 23%.

         Management is of the opinion that due to the Company's minority ownership position in PLI, Hariston has not been able to exercise significant influence over the operating, investing, and financial policies of PLI and therefore the investment in PLI shares was accounted for on the cost method.

         MADISON PARTNERS LIMITED. Madison was a Canadian-based supplier of proprietary home medical products. Madison's shares are listed for trading on the Canadian Dealing Network, a division of the Toronto Stock Exchange. Hariston owns 800,000 shares of Madison common stock, representing less than a 5% interest in Madison. In January 1996, Madison's secured creditors seized its assets, causing Hariston to fully write off its investment in Madison as of December 31, 1995. Madison's shares last traded in January 1996.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had cash balances in excess of $600,000, a working capital ratio of 0.51 and a debt/equity ratio of 1.17. The Company's principal capital requirements include working capital to finance the internal expansion of Educorp Multimedia, and costs which may be incurred in connection with the acquisition of businesses in the future.

         Historically, the Company has also required capital to finance operating losses, having incurred operating losses in each year after 1990. As of March 31, 1996, the Company had an accumulated deficit of $26,421,234. However, the Company has disposed of or written off substantially all of the operations and investments that gave rise to this accumulated deficit, retaining only the Company's investment in shares of PLI, and the Educorp Multimedia operations.

         PLI does not require the financial assistance of the Company. Further, based on historical results and management's expectations for future operations, the Company expects that the Direct operations will generate sufficient cash flow to cover their operating requirements for the immediate future. However, with the recent acquisition of HighText and the need to finance product development and general corporate expenses until Educorp Multimedia is sufficiently profitable, the Company will have to raise additional equity and/or debt capital in 1996. There is no assurance that cash flows from operations will be sufficient to meet operating requirements, or that additional debt or equity financing will be available on terms acceptable to the Company.

         To finance the Company's working capital needs and the repayment of a short-term note that arose from the acquisition of the Direct operations, the Company reset the exercise price of certain warrants from $3.60 to $2.00 per share as an incentive for exercise. The repriced warrants were exercised and, pursuant to the exercise, the Company issued 250,000 shares on March 1, 1996 to realize proceeds of $500,000.


SEASONALITY OF BUSINESS

         Historically, the Educorp Multimedia operations have been subject to a seasonal effect during the "back to school" and year-end holiday buying seasons, commencing in August and peaking during the period November through January. To generate gift sales, Direct has historically timed the mailing of its catalogs to be received by potential customers during November and early December. In addition, catalogs are mailed in January to generate sales from those who may have received computers as gifts. Management expects that this seasonal effect will continue to have an impact on HighText's and Direct's operations for the foreseeable future.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the quarter ended March 31, 1996 the Company did not submit any matters to a vote of the Company's shareholders.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on From 8-K.

         (a)     Exhibits.


Exhibit No.                             Exhibit Description
- - -----------                             -------------------
2.1                       Agreement and Plan of Reorganization dated December
                          31, 1995 by and among CD-Soft Press Corporation,
                          High Text Publications, Inc., Carol Lewis, Jack Lewis
                          and Harry Helms (omits schedules and exhibits. The
                          Registrant hereby agrees to supplementally provide
                          the omitted schedules and exhibits to the Securities
                          and Exchange Commission upon request)

27                        Financial Data Schedule

         (b)     Reports on Form 8-K:  None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HARISTON CORPORATION


Dated:  May 13, 1996               By: /s/ JAMES V. McGOODWIN
                                       ----------------------------------------
                                       James V. McGoodwin, President
                                       (Principal Executive Officer)

Dated:  May 13, 1996               By: /s/ L. JAMES PORTER
                                       ----------------------------------------
                                       L. James Porter, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.                        Exhibit Description                              Page
- - -----------                        -------------------                              ----
2.1              Agreement and Plan of Reorganization dated December
                 31, 1995 by and among CD-Soft Press Corporation, High Text
                 Publications, Inc., Carol Lewis, Jack Lewis and Harry Helms

27               Financial Data Schedule