Form 10-K405/A
period 1995-12-31
HARISTON CORP
filed 1996-06-28
CIK 781885

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 31, 1995.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to _____________.

Commission file number                       0-13966
                       ---------------------------------------------------------

                              HARISTON CORPORATION
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           Canada                                             33-0645339
- --------------------------------------------------------------   ------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)

    611 Anton Blvd., Suite 1270, Costa Mesa, California                          92718
- --------------------------------------------------------------   ------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (714) 556-1755
                                                      --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  Common Stock
                        --------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the price at which the stock was sold; or the average bid and asked prices of such stock, was: $28,667,367 at March 31, 1996.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,463,113 shares of Common Stock, as of March 31, 1996

DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of
1933:  None
      ------

                                     PART I

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information should be read in conjunction with the consolidated financial data and the notes thereto included, or incorporated by reference, in Item 8.

OVERVIEW

         Guided by management's previously stated strategy to reposition the Company, Hariston has undergone a significant transformation during the past fiscal year. The Company divested substantially all of the businesses and investments which were unrelated to its new focus on multimedia software publishing and distribution. During the second quarter, the Company formed a wholly owned subsidiary, CD-Soft Corporation, to pursue this business. During the third quarter of 1995, Hariston sold its Metanetix minerals recovery operation as well as its Canadian oil and natural gas interests, and, through a subsidiary of CD-Soft Corporation, purchased substantially all of the assets of a group of affiliated businesses located in San Diego, California, doing business under the trade name Educorp. The affiliated businesses now operate under the name Educorp Direct ("Direct").

         Founded in 1984, Direct is a publisher and direct mail distributor of multimedia consumer software offered on CD-ROMs. Through its catalogs, Direct offers what is believed to be one of the largest selections of consumer CD-ROM software titles in the industry. Last year, Direct mailed more than two million catalogs and newsletters to its customer base. Through its affiliates, Direct is also involved in the development and publishing of software titles as well as wholesale and international distribution.

         In January 1996, the Company acquired, through a wholly-owned subsidiary, substantially all of the assets and selected liabilities of HighText Publications, Inc., a San Diego, California based publisher of books and educational CD-ROM software programs. This business has been renamed HighText Interactive, Inc. ("HighText").

         In the future, the Company's multimedia operations may be expanded through the acquisition of complementary businesses and through the: (1) development and/or publishing of new software titles, (2) increased number and mailing frequency of print catalogs, (3) development of new distribution channels, and (4) international expansion of the business. Although the Company is considering each of these alternatives, no assurance can be given that these or any other activities will be successful.

         As a result of Hariston's divestiture of its Canadian oil and natural gas interests and its subsequent acquisition of Educorp, the U.S. dollar became the Company's functional currency on August 25, 1995. In addition, and related to this change of strategic direction, the Company established executive offices in Costa Mesa, California on October 1, 1995.

         The Company continues to retain its investment, directly and through a collateral position for a note receivable, in Polish Life Improvement S.A. ("PLI"). See "--Investments; Polish Life Improvement S.A.," below.

CHANGES IN CORPORATE STRUCTURE

         Effective January 1, 1995, Hariston amalgamated with its wholly-owned Canadian subsidiaries, Canadian Capital Financial Markets Inc. and Metanetix Corporation. This combination allowed Hariston access to the tax loss balances in the two subsidiary companies and simplified the Company's legal and reporting requirements. The Metanetix operations, as well as the Company's oil and natural gas interests, were sold in the third quarter of 1995.

         During June 1995, Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation, to pursue Hariston's strategy of focusing its investment capital and managerial expertise on the multimedia software publishing and distribution business. During July 1995, CD-Soft Corporation incorporated a wholly-owned California subsidiary, CD-Soft Source Corporation, for the purpose of acquiring substantially all of the assets of a group of businesses operating under the trade name Educorp. This subsidiary has since been renamed Educorp Direct, Inc. In January 1996, CD-Soft Corporation formed an additional wholly-owned California subsidiary, now called HighText Interactive, Inc., for the purpose of acquiring substantially all of the assets and selected liabilities of HighText Publications, Inc. In March 1996, CD-Soft Corporation was merged into Educorp Multimedia, Inc., a newly formed wholly-owned Delaware subsidiary of Hariston.

RESULTS OF OPERATIONS

         The Company incurred a consolidated net loss of $823,000 for the fiscal year ended December 31, 1995. Continuing operations incurred a loss of $1,803,000. Discontinued operations yielded net income of $980,000, after inclusion of the $1,140,000 gain realized on the sale of the Canadian oil and gas royalty and working interests. An analysis of the results from continuing and discontinued operations is presented below. Following that analysis is a discussion of the results of operations for the Predecessor, Gazelle Technologies, Inc. and Affiliates, which had been doing business under the trade name "Educorp."

         CONTINUING OPERATIONS

         CD-ROM SOFTWARE. On August 25, 1995, Hariston, through its subsidiary Direct, acquired substantially all of the assets of the Predecessor for a purchase price of $6,067,000, consisting of $4,500,000 of cash, $374,000 of short-term notes, and $500,000 of Hariston common stock. In addition, approximately $393,000 of acquisition costs were incurred, as well as an obligation to repurchase from certain intermediaries engaged in connection with the acquisition (the "Intermediaries") stock options in Direct for $300,000 within the one year period from February 25, 1997 to February 25, 1998, at the holder's option. The Company also issued to the Intermediaries 250,000 Hariston common stock warrants expiring December 31, 1996 at an exercise price of $2.25 per share. This transaction was accounted for as purchase.

         Direct generated revenues of $2,797,292 for the period August 25, 1995 to December 31, 1995, of which $1,869,000 was from retail sales, $806,685 was from dealer sales and $121,607 was from software royalties and license fees. Over the same period in 1994, the Predecessor generated revenues of $2,690,503 from retail sales, $974,096 from dealer sales and $29,700 from royalties and license fees. The 30.5% decline in 1995 retail revenues as compared to the 1994 figure for the same period was due primarily to two factors. The first of these was the low number of catalogs in circulation during August and September 1995, as compared to the same period a year earlier. The second factor was the decrease in the average title price that occurred during 1995. The smaller decline in dealer revenues, 17.2%, reflects the fact that while dealer sales were affected by the decrease in average title price, they were less dependent on the number of catalogs in circulation. Both retail and dealer sales were also, to a lesser extent, adversely affected by smaller international order sizes due to the increasing availability of software titles in foreign countries, and by the discontinuation of computer hardware sales by Direct during 1995.

         For the period August 25, 1995 to December 31, 1995, Direct incurred a net loss of $459,216. This loss included $297,000 of recurring noncash depreciation and amortization expenses arising from the acquisition of Educorp and $200,465 of a further one-time expense relating to inventory and also arising from the application of purchase accounting on the acquisition. Taking these noncash charges into consideration, Direct produced a positive operating cash flow for the approximately four month period ended December 31, 1995. See "-Results of Operations; Predecessor," below.

         Although no assurance can be given concerning Direct's future financial results, Management believes that the four month results are not fully indicative of Direct's future prospects because of the limited operating period between the purchase date and the end of the year, and the low number of catalogs in circulation during the initial five weeks of this period. The initial shortfall in the number of catalogs in circulation was caused by delays associated with the Company's acquisition of the Predecessor.

         The results of operations for the Predecessor for its fiscal years ended February 25, 1994 and February 25, 1994, together with the combined results of operations for Direct and the Predecessor for the ten month period ended December 31, 1995, are discussed below

         OPERATING AND CORPORATE EXPENSES. Operating and corporate expenses were $2,584,000 and $3,436,000 for the years ended December 31, 1995 and December 31, 1994, respectively. These figures represented 89% and 58%, respectively, of revenues from continuing operations for those periods. The increase in operating and corporate expenses as a percentage of revenues was due primarily to the consolidation of PLI's results until June 24, 1994, which increased 1994 revenues by $5,179,000 relative to 1995. The Company also incurred significant administrative and salary costs relating to the management and divestiture of the Company's oil and gas interests and minerals recovery project, and the acquisition of the Direct operations. Further, significant legal and accounting fees were incurred relating to the Company's change of reporting status for U.S. reporting purposes, and for various tax and corporate planning matters. Rent and other expense decreased significantly, from $1,011,000 in 1994 to $210,000 in 1995, in large part due to the consolidation of PLI's results in the 1994 figure.

         INVESTMENTS: POLISH LIFE IMPROVEMENT S.A. PLI is a retail operator of eight supermarkets and four home improvement stores in Poland. PLI is a public Polish company which during 1995 applied for its shares to be listed and traded on the Warsaw Stock Exchange. Approval for share trading was obtained in early 1996, and on February 5, 1996, PLI's shares began trading on the parallel market of the Warsaw Stock Exchange.

         Over three million shares of PLI are reported on the Company's balance sheet, at an average cost of approximately $0.64 per share. These include 1.4 million shares which the Company sold to a third party and for which it has received a promissory note that is presently in default. The promissory note is secured by the 1.4 million shares. Management has determined that collection on the note is not reasonably assured and is presently discussing with the purchaser the return of the 1.4 million PLI shares.

         After accounting for the Company's obligation to transfer 613,684 PLI shares under the terms of a stock sale agreement, and not including the 1.4 million PLI shares discussed above, which Hariston does not presently control or vote, Hariston's percentage ownership in PLI is approximately 23%.

         Management is of the opinion that due to the Company's minority ownership position in PLI over the period January 1, 1995 to December 31, 1995, the Company has not been able to exercise significant influence over the operating, investment, and financial policies of PLI and therefore Hariston's investment in the PLI shares was accounted for using the cost method. As a result, the Company has not included in its results for the year ended December 31, 1995, a proportionate share of PLI's results for the year.

         During 1995, PLI reported, on an unaudited consolidated basis, a nominal profit on revenues of $33.4 million, as compared to loss of approximately $2,200,000, on revenues of $14,700,000, during 1994.

         As a first step towards achieving liquidity for its PLI shares holding, Hariston announced in October 1995, its intention to contribute its PLI shares to a newly formed wholly-owned subsidiary, EuroEastern Investment Corporation ("EIC"). Subsequent to this announcement, PLI announced that its shares had been approved for trading on the parallel market of the Warsaw Stock Exchange. Due to this development, Hariston has put its planned contribution of PLI shares of EIC on hold and is exploring other possibilities for maximizing value from its share holding in PLI.

         INVESTMENTS: MADISON PARTNERS LIMITED. Madison Partners Limited ("Madison") was formerly a supplier of proprietary home medical products. A public company, Madison's shares are traded on the Canadian Dealing Network, a division of the Toronto Stock Exchange.

         Hariston owns 800,000 shares of Madison common stock, representing less than a 5% interest in that company. These shares were previously recorded on Hariston's balance sheet at a cost of approximately $0.07 per share. However, as at December 31, 1995, the investment in Madison shares was fully written off due to the seizure of Madison's assets in January 1996 by its secured lenders. Madison was left with no significant assets other than its publicly traded status and several million dollars of estimated tax loss balances. Madison's management has indicated that it is committed to creating value for Madison's shareholders and has undertaken steps to locate profitable businesses that may be acquired by Madison. However, at this time there is no reasonable assurance that Madison's management will be successful in its endeavor.

         During the third quarter, Hariston sold 375,000 Madison shares at an average price (after sales commissions) of $0.40 per share, realizing a gain on sale of $123,000.

         Although Madison's shares remain eligible for trading, they last traded in January 1996, at a price of $0.05 per share on extremely low trading volume relative to Hariston's share holding.

         As a result of an advance to Madison in 1993 and interest accrued thereon, Hariston was owed approximately $133,000 as at December 31, 1995, after accounting for approximately $37,000 of payments received during 1995. Madison's management has indicated that as part of the proposed restructuring of that company, it will seek to convert the amount owing into additional shares in Madison. As there is no reasonable assurance at this time that Madison's restructuring efforts will be successful, Hariston fully reserved the receivable as at December 31, 1995.

         DISCONTINUED OPERATIONS

         OIL AND GAS INTERESTS. On August 14, 1995, Hariston disposed of its oil and gas royalty and working interests for cash proceeds of approximately $2.4 million and the assumption by the purchaser of approximately $979,000 of debt.

         Under the terms of the sale, royalties and working interest payments received after July 31, 1995 were held for the account of the purchaser. Given that production payments are received from the well operators several months after the associated production month, all receipts received up to July 31, 1995 were applied to the account of production months prior to July, 1995.

         In 1995, Hariston earned net income of approximately $166,000 from its oil and gas royalty and working interests prior to their disposition.

         METANETIX DIVISION. On July 28, 1995, Hariston reached an agreement to sell its Metanetix Division and related technology to Consolidated Western and Pacific Corporation ("Consolidated") for a purchase price of up to $9 million, to be paid as a royalty from any profits that may be generated from Consolidated's use of the Metanetix metal recovery process and the Butte, Montana recovery plant. Consolidated subsequently informed Hariston that it did not wish to acquire the related technology license, thereby reducing the maximum purchase price to $7 million. No proceeds have been recognized on the sale of the Metanetix Division due to management's belief that the ultimate realization of proceeds cannot be reasonably determined at this time.

         The sale to Consolidated became effective on April 29, 1995. However, the Metanetix Division was accounted for as a discontinued operation in Hariston's fiscal 1994 financial statements. Consequently, there are no results from Metanetix operations for 1995, only further provision for costs of disposition. Substantially all of the costs of disposition of the Metanetix operations were provided for in the 1994 financial statements. A further $321,000 of disposition costs have been booked to 1995 results.

         In order to retain its interest in the technology license referred to above, Hariston was required to pay by December 31, 1995, an advance royalty payment of approximately $183,000 to an agency of the Government of Ontario. As a result of Consolidated's decision, management determined that the technology license has limited commercial value to Hariston and provided written notification to the agency that no payment would be made.

         PREDECESSOR OPERATIONS

         Audited financial statements were prepared for the Predecessor's fiscal years ending February 28, 1994, February 28, 1995 and for the stub period March 1, 1995 to August 24, 1995. To assist with comparability, for purposes of this discussion and the selected financial information disclosure presented elsewhere in this Report, the Predecessor's stub period results have been combined with Direct's results for the period August 25, 1995 to December 31, 1995. Such combined results are presented on the same basis as the Predecessor's audited statements for the prior years.

         COMPARISON OF TEN MONTH PERIOD ENDED DECEMBER 31, 1995 TO TEN MONTH PERIOD ENDED DECEMBER 31, 1994

         RETAIL SOFTWARE SALES. Sales for the ten month period ended December 31, 1995 of $4,232,841 declined approximately 14% relative to sales of $4,905,405 for the same period during 1994. Retail sales for the full fiscal year ended February 28, 1995 were $5,832,202. There were three primary reasons for the decline in same period sales. First, there were a low number of catalogs in circulation during August and September 1995 as compared to the same period a year earlier. Second, the average CD-ROM retail price in 1995 decreased to $42.90 as compared to $49.60 in 1994. Third, and related to the second reason, a particularly competitive environment existed during 1995 as a result of the liquidation during that year of inventories by competitors which had entered the industry in the previous several years, particularly 1994, and exited the industry during 1995. Because international sales were not as dependent on catalogs in circulation and were unaffected by the competitive U.S. environment, international sales did not decline, and in fact marginally increased. International sales were $692,802, or 16% of total retail sales, for the 10 months ended December 31, 1995, versus $593,172 and 12% for the comparable prior year period.

         DEALER SOFTWARE SALES. Sales for the ten month period ended December 31, 1995 of $1,814,133 declined 10% relative to sales of $2,006,438 for the same period during 1994. Dealer sales for the full fiscal year ended February 28, 1995 were $2,407,725. The primary reason for the decline in same period sales was the decrease in the average 1995 CD-ROM dealer price to $25.78, as compared to $28.65 in 1994. Total international sales were $1,369,441, or 75% of total software sales to dealers, for the 10 month period ended December 31, 1995, versus $1,347,523 and 67%% for the comparable prior year period.

         HARDWARE SALES. Dealer hardware sales were not a significant component of total computer hardware sales, due to the ability of dealers to purchase hardware directly from the manufacturer. The following discusses only retail hardware sales.

         The Company decided in early 1995 to discontinue selling computer hardware and, as a result, retail sales of hardware for the ten month period ended December 31, 1995 declined 95%, to $38,442, as compared to retail hardware sales of $749,240 for the same period during 1994. Retail hardware sales for the full fiscal year ended February 28, 1995 were $953,373. Hardware inventories were eliminated during 1995 through returns to suppliers or sales at a discount. The decision to terminate this product line was based on the relatively low gross profit margins realized by hardware relative to CD-ROM software titles, and the relatively high inventory maintenance costs as compared to those of CD-ROM software titles.

         ROYALTIES AND LICENSE FEES. Royalties and license fees of $391,907 for the ten month period ended December 31, 1995 increased 684% relative to royalty and license fees of $49,987 for the same period during 1994. Royalties and license fees for the full fiscal year ended February 28, 1995 were $107,300. The primary reason for the increase was the Company's December 1, 1994 arrangement with Apple Computer to bundle several of the Company's self-published educational titles with sales of Apple computers.

         GROSS PROFIT. The Company realized gross profit of $1,892,719 for the ten month period ended December 31, 1995, a 53% decrease as compared to gross profit of $4,056,083 for the same period of 1994. Gross profit for the year ended February 28, 1995 was $4,400,000. Total gross profit declined primarily because of reduced total sales of CD-ROM titles and the discontinuation of hardware sales. Gross profit as a percentage of revenues for the ten month period ended December 31, 1995 was 28%, as compared to approximately 45% for the same period of 1994 and 45% for the year ended February 28, 1995. The amortization of the inventory write-up relating to inventory on hand at the time of the purchase of the Direct operations contributed 3% to the decline. The remaining decline was due primarily to a reduction in percentage markups due to the increased competitive environment, as well as to discontinued sales of a line of mature adult titles on which markups had been particularly high. These factors were somewhat offset by the Company's decision to discontinue selling hardware, which earned a lower margin than CD-ROM titles.

         OPERATING AND CORPORATE EXPENSES. Operating and corporate expenses were $2,587,597 and approximately $2,880,000 for the ten month periods ended December 31, 1995 and December 31,1994, respectively, and $3,4607,000 for the year ended February 28, 1995. These figures represented approximately 38%, 36%, and 35% of revenues for those periods, respectively. The increase in operating expenses as a percentage of revenues was due primarily to the incurrence of approximately $200,000 of nonrecurring legal and professional fees during the ten month period to December 31, 1995 in connection with the purchase of Direct. After adjusting for these nonrecurring fees, operating and corporate expenses would be 35% of total revenues for the ten month period to December 31, 1995.

         COMPARISON OF TWELVE MONTH PERIOD ENDED FEBRUARY 28, 1995 TO TWELVE MONTH PERIOD ENDED FEBRUARY 28, 1994.

         RETAIL SOFTWARE SALES. Sales for the year ended February 28, 1995 of $5,832,202 increased 5% relative to retail software sales of $5,613,609 for the year ended February 28, 1994. The primary reason for the increase in same period sales was higher unit volume sales due to the rapid increase in the installed base of CD-ROM drives during 1995. This unit volume increase more than offset the effect of the decline in the average CD-ROM title price. The average CD-ROM retail price during the year ended February 28, 1995 decreased 40% to $47.06 as compared to $78.51 for the prior year. To a lesser extent, sales were adversely affected by smaller international order sizes due to the increasing availability of software titles in foreign countries. International sales were $876,922, or 11% of total retail sales, for the year ended February 28, 1995 versus $978,918 or 13% for the prior year.

         DEALER SOFTWARE SALES. Sales for the year ended February 28, 1995 of $2,746,039 declined 24% relative to dealer software sales of $3,590,605 for the year ended February 28, 1994. The decline in same period sales was attributable in part to a decrease in the average CD-ROM dealer price during the year ended February 28, 1995, to $28.10, as compared to $31.98 during the prior year, and to increased competition. During calendar year 1994 many new distribution channels were opened for the supply of CD-ROM titles to dealers. These new channels included a trend towards publishers selling their titles directly to dealers, and large software distributors commencing to sell CD-ROM titles.

         HARDWARE SALES. Dealer hardware sales are not a significant component of total computer hardware sales, due to the ability of dealers to purchase hardware directly from the manufacturer. The following discusses only retail hardware sales.

         Retail hardware sales for the year ended February 28, 1995 of $1,043,440 declined 61% relative to retail hardware sales of $2,662,968 for the year ended February 28, 1994. The primary reason for the decline in same period sales was a 69% reduction in the average retail sales price of computer hardware products sold by the Company due to a shift in inventory mix. The average retail price for hardware products sold during the year ended February 28, 1995 was $198, as compared to $642 during the year ended February 28, 1994.

         ROYALTIES AND LICENSE FEES. Royalties and license fees of $107,300 for the year ended February 28, 1995 increased 445% relative to fees of $19,700 for the year ended February 28, 1994. The primary reason for the increase was the Company's December 1, 1994 arrangement with Apple Computer to bundle several of the Company's self-published educational titles with sales of Apple computers.

         GROSS PROFIT. The Company realized gross profit of $4,400,000 for the year ended February 28, 1995, a 15% decrease as compared to gross profit of $5,204,200 for the year ended February 28, 1994. Gross profit declined primarily because of the reduced sales, as described above. Gross profit as a percentage of revenues was approximately 45% for each of the years ended February 28, 1995 and 1994. Even though average title prices declined, the Company was able to maintain its margins, in large part due to two factors: price protection agreements that the Company had negotiated with its suppliers, and increased royalty and license fee revenue earned in the year ended February 28, 1995 as compared to the prior year.

         OPERATING AND CORPORATE EXPENSES. Operating and corporate expenses totaled $3,460,700 and $5,216,700 for the years ended February 28, 1995 and 1994, respectively, and represented approximately 35% and 45% of revenues. The 10% decrease in operating and corporate expenses as a percentage of revenues was due primarily to exceptionally high compensation paid to the former owner of the Predecessor during 1994. Owner's compensation for the year ended February 28, 1994 totaled $2,424,000, as compared to $709,600 for the year ended February 28, 1995.

         After eliminating owner's compensation, operating and corporate expenses as a percentage of revenues was 28% for the year ended February 28, 1995 and 24% for the year ended February 28, 1994. The increase in this figure as compared to the figure for 1994 was due primarily to the increased cost of catalog operations, including increased paper and postage costs.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had cash balances in excess of $1.4 million, a working capital ratio of 1.38 and a debt/equity ratio of 1.39. This compares to December 31, 1994 figures of $1.1 million, 1.14 and 0.72, respectively. While the cash balances and working capital ratio showed marginal improvement (increases) for the year, the debt/equity ratio increased primarily as a result of $3.2 million of new debt incurred and $374,000 of short-term notes issued to effect the acquisition of Direct. All of the Company's term debt existing at December 31, 1994 was repaid during the year.

         The Company's principal capital requirements include working capital to finance the internal expansion of Educorp Multimedia, and costs which may be incurred in connection with the acquisition of businesses in the future.

         Historically, the Company has also required capital to finance operating losses, having incurred operating losses in each year after 1990. As of December 31, 1995, the Company had an accumulated deficit of $25,626,000.
By December 31, 1995, however, the Company had disposed of or written off substantially all of the operations and investments that gave rise to this accumulated deficit, retaining only the Company's investment in shares of PLI and the recently purchased Direct operations.

         PLI does not require the financial assistance of the Company. Based on historical results, the positive cash flow generated in the approximately four month period ended December 31, 1995, and management's expectations for future operations, the Company expects the Direct operations to generate sufficient cash flow to cover their operating requirements for the immediate future. With the subsequent acquisition of HighText, and the need to finance product development and general corporate expenses until both Direct and HighText earn a sufficient profit, the Company will have to raise additional equity and/or debt capital in 1996. To the extent excess cash is generated from operations, the Company intends to reinvest it in the growth and development of its multimedia software publishing and distribution operations. There is no assurance that cash flows from operations will be sufficient to meet operating requirements or, if required, that additional debt or financing will be available at all, or will be available on terms acceptable to the Company.

         To finance the acquisition of Direct, the Company borrowed $3.2 million under the terms of a series of term notes, issued $374,000 of notes to the seller and issued 200,000 shares of Hariston stock valued at $2.50 per share, all effective as of the purchase date, August 25, 1995.

SEASONALITY OF BUSINESS

         Historically, the Direct operations have been subject to a seasonal effect during the "back to school" and year-end holiday buying seasons, commencing in August and increasing over the period November through January. To generate Christmas gift sales, Direct has historically timed the mailing of its catalogs to be received by potential customers during November and early December. In addition, catalogs are mailed in January to generate sales from those who may have received computers as gifts. Management expects that this seasonal effect will continue to have an impact on Direct's operations for the foreseeable future.

FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K includes forward-looking information, including information concerning the Company's business strategies, plans and objectives for product development and releases, and marketing plans. These forward-looking statements are subject to risks and uncertainties, including technological uncertainties in the development and testing of new products, the impact of competitive products and pricing and the Company's ability to recruit and retain qualified personnel, which could cause actual results to differ from those projected.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HARISTON CORPORATION


Dated: June 26, 1996                            By: James V. McGoodwin
                                                    ---------------------------
                                                    James V. McGoodwin,
                                                    Chief Executive Officer