Form 10-Q
period 1995-06-30
HARISTON CORP
filed 1996-07-05
CIK 781885

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1995


                                       OR


 [ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ___________


                        Commission file number  0-13966



                              HARISTON CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CANADA                                             33-0645339
- ----------------------------------                          ------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


   1500 West Georgia Street, Suite 1555, Vancouver, British Columbia, V6G 2Z6
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (604) 685-8514
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, June 30, 1995:

                        Common Stock: 10,851,476 Shares

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The unaudited Consolidated Statements of Operations and Deficit for the three month periods ended June 30, 1995 and June 30, 1994, and for the six month periods ended June 30, 1995 and June 30, 1994, the unaudited Consolidated Statements of Changes in Financial Position for the six month periods ended June 30, 1995 and June 30, 1994, and the unaudited Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994, of Hariston Corporation ("Hariston" or the "Company") follow.

                              HARISTON CORPORATION


                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                        JUNE 30          DECEMBER 31
                                                          1995              1994
                                                        --------         -----------
ASSETS
    Current assets
     Cash and cash equivalents                          $    787          $  1,199
     Receivables                                             126               526
     Current portion of notes receivable                     630               612
     Inventory                                                 -                 -
     Prepaids                                                 24                 6
                                                        --------          --------
                                                           1,568             2,342

    Notes Receivable                                         406               691
    Investments                                            2,044             2,049
    Oil and gas royalty and working interests              2,177             2,285
    Furniture and equipment                                  210               201
    Minerals recovery project                                  -               260
                                                        --------          --------
                                                           4,836             5,487
                                                        --------          --------
                                                        $  6,404          $  7,829
                                                        ========          ========

LIABILITIES
    Current
     Payables                                           $    401          $  1,164
     Current portion of term debt                            877               882
                                                        --------          --------
                                                           1,278             2,045
    Term debt                                                980             1,238
                                                        --------          --------
                                                           2,258             3,283

SHAREHOLDERS' EQUITY
    Capital stock                                         29,348            29,348
    Deficit                                              (25,201)          (24,802)
                                                        --------          --------
                                                           4,146             4,546
                                                        --------          --------
                                                        $  6,404          $  7,829
                                                        ========          ========



The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION


           CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                      3 MONTHS ENDED JUNE 30
                                                                     --------------------------
                                                                         1995           1994
                                                                     -----------    -----------
                                                                                      (Note 3)
REVENUES
    Retail sales                                                     $         -    $     2,750
    Oil and gas production royalties                                         287            607
    Rent and other                                                             6            320
                                                                     -----------    -----------
                                                                             293          3,677
                                                                     -----------    -----------
COST OF SALES AND PRODUCTION EXPENSES
    Cost of sales                                                              -          2,306
    Oil and gas royalties and operating costs                                156            193
    Interest on term debt associated with oil
      and gas properties                                                      18              4
    Amortization of oil and gas royalty interests                             30            154
                                                                     -----------    -----------
                                                                             204          2,657
                                                                     -----------    -----------
GROSS MARGIN                                                                  89          1,020
                                                                     -----------    -----------
OPERATING AND CORPORATE EXPENSES
    Administration, office, and travel                                       114            512
    Consultants and directors fees, salaries
      and employee benefits                                                  174            514
    Accounting, legal and other professional fees                             91            219
    Rent and other                                                            32            686
    Depreciation and amortization                                              5             87
                                                                     -----------    -----------
                                                                             416          2,018
                                                                     -----------    -----------
                                                                            (327)          (998)
                                                                     -----------    -----------
OTHER
    Foreign exchange loss                                                      -            (74)
    Share in net loss of companies subject to
      significant influence                                                    -            (30)
    Net interest (expense) income                                            (27)           135
    Recovery of doubtful receivables                                         214              -
    Gain on disposal of PLI shares                                             -          1,323
                                                                     -----------    -----------
                                                                             187          1,354
                                                                     -----------    -----------
(LOSS) INCOME BEFORE NON-CONTROLLING INTEREST                               (140)           356
                                                                     -----------    -----------
NON-CONTROLLING INTEREST                                                       -            139
                                                                     -----------    -----------
NET (LOSS) INCOME FROM CONTINUING OPERATIONS                                (140)           495
                                                                     -----------    -----------
DISCONTINUED OPERATIONS (NOTE 11)
Factoring                                                                      -            173
Minerals recovery project                                                     12              -
                                                                     -----------    -----------
                                                                              12            173
                                                                     -----------    -----------
NET (LOSS) INCOME                                                    $      (128)   $       668
DEFICIT, beginning of period                                             (24,802)       (10,405)
                                                                     -----------    -----------
DEFICIT, END OF PERIOD                                               $   (25,201)   $    (9,737)
                                                                     ===========    ===========
PRIMARY (LOSS) EARNINGS PER SHARE (NOTE 12)                          $     (0.01)   $      0.07
                                                                     ===========    ===========
Shares used in primary computation                                    10,851,476      9,186,476
                                                                     ===========    ===========
FULLY DILUTED (LOSS) EARNINGS PER SHARE (NOTE 12)                    $     (0.01)   $      0.06
                                                                     ===========    ===========
Shares used in fully diluted computation                              10,851,476     11,633,879
                                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION


           CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                       6 MONTHS ENDED JUNE 30
                                                                     --------------------------
                                                                         1995          1994
                                                                     -----------    -----------
                                                                                     (Note 3)
REVENUES
    Retail sales                                                     $         -    $     5,178
    Oil and gas production royalties                                         562          1,063
    Rent and other                                                            11            461
                                                                     -----------    -----------
                                                                             573          6,702
                                                                     -----------    -----------
COST OF SALES AND PRODUCTION EXPENSES
    Cost of sales                                                              -          4,351
    Oil and gas royalties and operating costs                                225            304
    Interest on term debt associated with oil
      and gas properties                                                      37             33
    Amortization of oil and gas royalty interests                            107            309
                                                                     -----------    -----------
                                                                             370          4,997
                                                                     -----------    -----------
GROSS MARGIN                                                                 203          1,705
                                                                     -----------    -----------
OPERATING AND CORPORATE EXPENSES
    Administration, office, and travel                                       173            646
    Consultants and directors fees, salaries
      and employee benefits                                                  320          1,019
    Accounting, legal and other professional fees                            184            405
    Rent and other                                                            45            983
    Depreciation and amortization                                             10            170
                                                                     -----------    -----------
                                                                             733          3,224
                                                                     -----------    -----------
                                                                            (530)        (1,519)
                                                                     -----------    -----------
OTHER
    Foreign exchange loss                                                      -            (74)
    Share in net loss of companies subject to
      significant influence                                                    -            (30)
    Net interest income (expense)                                            (18)           112
    Recovery of doubtful receivables                                         214              -
    Gain on disposal of PLI shares                                             -          1,323
                                                                     -----------    -----------
                                                                             196          1,330
                                                                     -----------    -----------
LOSS BEFORE NON-CONTROLLING INTEREST                                        (333)          (189)
                                                                     -----------    -----------
NON-CONTROLLING INTEREST                                                       -            220
                                                                     -----------    -----------
NET (LOSS) INCOME FROM CONTINUING OPERATIONS                                (333)            31
                                                                     -----------    -----------
DISCONTINUED OPERATIONS (NOTE 11)
Factoring                                                                      -            337
Minerals recovery project                                                    (66)             -
                                                                     -----------    -----------
                                                                             (66)           337
                                                                     -----------    -----------
NET (LOSS) INCOME                                                    $      (399)   $       368
DEFICIT, beginning of period                                             (24,802)       (10,106)
                                                                     -----------    -----------
DEFICIT, END OF PERIOD                                               $   (25,201)   $    (9,738)
                                                                     ===========    ===========
PRIMARY (LOSS) EARNINGS PER SHARE (NOTE 12)                          $     (0.04)   $      0.04
                                                                     ===========    ===========
Shares used in primary computation                                    10,851,476      9,186,476
                                                                     ===========    ===========
FULLY DILUTED (LOSS) EARNINGS PER SHARE (NOTE 12)                    $     (0.04)   $      0.03
                                                                     ===========    ===========
Shares used in fully diluted computation                              10,851,476     11,633,879
                                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION


     CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (UNAUDITED)
                   (EXPRESSED IN THOUSAND OF U.S. DOLLARS)

                                                                           6 MONTHS ENDED JUNE 30
                                                                          -----------------------
                                                                            1995          1994
                                                                          -------       ---------
                                                                                        (Note 3)
OPERATING ACTIVITIES
    Net (loss) income from continuing operations                          $ (333)       $   368
    Non-cash items:
    Amortization and depreciation                                            117            479
    Non-controlling interest in losses of subsidiary                           -           (220)
    Share in net loss of companies subject to significant influence            -             30
    Unrealized foreign exchange loss                                           -             74
    Gain on disposal of investment                                             -         (1,323)
    Changes in non-cash working capital items                                260           (470)
                                                                          ------        -------
    CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS                         44         (1,062)
                                                                          ------        -------
    Net (loss) from discontinued operations                                  (66)             -
    Non-cash items:
    Provision for costs of disposition of Metanetix Division                  66              -
                                                                          ------        -------
    CASH PROVIDED BY DISCONTINUED OPERATIONS                                   -              -
                                                                          ------        -------
    CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                          44         (1,062)
                                                                          ------        -------
FINANCING ACTIVITIES
    Net term debt payments                                                  (286)        (1,779)
    Conversion of debentures                                                   -           (595)
    Issue of common stock                                                      -          2,306
                                                                          ------        -------
    CASH (USED FOR) FINANCING ACTIVITIES                                    (286)           (68)
                                                                          ------        -------
INVESTING ACTIVITIES
    Net purchase of assets                                                   (19)             -
    Collection of notes receivable                                           291              -
    Net proceeds from disposal of investments                                  -          3,711
    Minerals recovery project                                               (442)        (2,722)
                                                                          ------        -------
    CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                        (170)           989
                                                                          ------        -------
NET (DECREASE) IN CASH                                                      (412)          (141)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,199          1,367
                                                                          ------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  787        $ 1,226
                                                                          ======        =======


The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)

6 MONTHS ENDED JUNE 30, 1995
- --------------------------------------------------------------------------------

NOTE 1.  OPERATIONS

The Company is incorporated under the Canada Business Corporations Act and has operated, historically, as a diversified holding company. Management has announced a more focused investment strategy and toward this end has pursued the sale of certain assets. During the second quarter, the Company announced the disposition of its Metanetix Division and the sale of its oil and natural gas interests. These transactions closed on July 28, 1995 (other than with respect to the Metanetix technology license) and August 14, 1995, respectively. Additionally, subsequent to the second quarter, the Company purchased substantially all of the assets and certain liabilities of a group of companies doing business under the trade name Educorp Multimedia ("Educorp"). Educorp is a San Diego-based publisher and direct marketing distributor of multimedia software (see Note 10).


NOTE 2.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

In accordance with the requirements of the Canada Business Corporations Act, the Company's accounting and reporting policies conform to Canadian generally accepted accounting principles ("Canadian GAAP"). Accordingly, these consolidated financial statements have been prepared in accordance with Canadian GAAP. These interim statements also conform in all material respects with United States generally accepted accounting principles ("U.S. GAAP"). For further information on the Company's accounting policies, reference should be made to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 20-F for the year ended December 31, 1994.

In the opinion of management, all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 1995, are of a normal recurring nature and have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 20-F for the year ended December 31, 1994.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of all companies in which the Company had a controlling interest. All significant intercompany acccounts and transactions have been eliminated on consolidation.


NOTE 3.  RESTATEMENT OF COMPARATIVE FIGURES

The comparative figures for the three and six month periods ending June 30, 1994 have been restated to correctly record the amortization of certain oil and natural gas royalty and working interests, and to correctly record the gain on disposition of shares in PLI. These corrections were previously reported in the audited consolidated financial statements for the Company's fiscal year ended December 31, 1994.

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)

6 MONTHS ENDED JUNE 30, 1995
- --------------------------------------------------------------------------------

NOTE 4.  SUMMARY OF SECURITIES ISSUED DURING THE SECOND QUARTER

         None.


NOTE 5.  SUMMARY OF OPTIONS GRANTED DURING THE SECOND QUARTER

         None.


NOTE 6.  AUTHORIZED AND ISSUED SHARE CAPITAL AS OF JUNE 30, 1995


                       Authorized
Class     Par Value      Number          Issued Number      Amount
- -----     ---------    ----------        -------------    -----------
Common      None       Unlimited          10,851,476      $29,347,760


NOTE 7.  SHARES IN ESCROW OR SUBJECT TO POOLING AS OF JUNE 30, 1995

         None.


NOTE 8.  LIST OF DIRECTORS AS OF JUNE 30, 1995

Pierre Caland (Chairman)   James P. Angus    Neil S. MacKenzie
J.V. McGoodwin             L. James Porter


NOTE 9.  OPTIONS AND WARRANTS OUTSTANDING AS OF JUNE 30, 1995


                         Number                        Market
                        of Shares                      Price
                         under           Exercise     on Date             Option
OPTIONEE             Vested Option        Price       of Grant          Expiry Date
- --------             -------------       --------     --------      ------------------
William B. Sharp         35,000            0.93         0.93        September 15, 1996
Yvonne Tremblay          10,000            1.86         2.49        November 30, 1997
William B. Sharp         10,000            3.15         4.57        February 17, 1998
S. David Anfield         20,000            3.53         4.57        March 31, 1998
                         ------
                         75,000
                         ======

                                                                           Market Price
                                           Number           Exercise         on Date
WARRANT HOLDER                           of Shares            Price          of Grant           Expiry Date
- --------------                           ---------          --------       -----------        ---------------
Oeri Finance Inc.                          250,000            6.32             8.10           August 11, 1995
Near East Commercial Bank SAL              625,000            3.60             5.00           May 21, 1996
Near East Commercial Bank SAL              625,000            4.00             5.00           November 21, 1997
                                         ---------
                                         1,500,000
                                         =========

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)

6 MONTHS ENDED JUNE 30, 1995
- --------------------------------------------------------------------------------

NOTE 10.  SUBSEQUENT EVENTS

SALE OF METANETIX DIVISION

In May 1995, Hariston reached an agreement to sell its Metanetix Division, including the related technology license, to Consolidated Western and Pacific Resources Corporation ("Consolidated") for a purchase price of up to $9 million, to be paid as a royalty equal to 50% of any profits that may be generated by Consolidated's use of the Metanetix metal recovery process and the Butte, Montana recovery plant. The sale received shareholder approval at the Company's annual general meeting on June 30, 1995. The sale closed on July 28, 1995, with effect from April 29, 1995, excepting the sale of the tehnology license which has not yet been fully completed.

SALE OF OIL AND NATURAL GAS INTERESTS

In June 1995, Hariston reached an agreement to sell its oil and natural gas royalty and working interests. The sale received shareholder approval at the Company's annual general meeting on June 30, 1995 and closed on August 14, 1995 with effect from August 1, 1995. The Company realized proceeds of $2.4 million of cash and the assumption of $979,000 of debt, for total proceeds of approximately $3.4 million.

PURCHASE OF EDUCORP

Effective August 25, 1995, through its wholly-owned subsidiary CD-Soft Corporation, the Company purchased substantially all of the assets of Educorp for a purchase price of approximately $6 million. The net assets acquired were as follows:


(Expressed in Thousands)

Inventory, net accounts receivables,
  property and equipment, prepaids                         $1,114
Customer mailing lists                                      1,000
Licenses                                                      570
Covenant not to compete                                        25
Goodwill and other intangibles                              3,358
                                                           ------
                                                           $6,067
                                                           ======

The purchase price was satisfied by:

(Expressed in Thousands)

Cash                                                       $4,893
Short-term seller's notes                                     374
Put option                                                    300
Issuance of 200,000 Hariston common shares                    500
                                                           ------
                                                           $6,067
                                                           ======


NOTE 11.  DISCONTINUED OPERATIONS

Effective September 30, 1994, the Company sold its CCFM factoring division. Effective April 29, 1995, the Company sold its Metanetix minerals recovery operations. Accordingly, these operations are

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)

6 MONTHS ENDED JUNE 30, 1995
- --------------------------------------------------------------------------------

presented as discontinued operations in these interim financial statements.


NOTE 12.  EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Fully diluted earnings (loss) per share is computed as though all outstanding options and warrants had been exercised, other than where the effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following information should be read in conjunction with the consolidated financial data and the notes thereto included in Item 1.

OVERVIEW

          In accordance with management's previously stated strategy to reposition the Company, management began negotiations during the second quarter that would result in the divestiture of businesses and investments unrelated to the Company's new focus on multimedia software publishing and distribution. Subsequent to the second quarter, a series of significant events occurred. On July 28, 1995 the Company completed the sale of its Metanetix Division. On August 14, the Company completed the sale of its oil and natural gas interests. On August 25, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of a group of affiliated businesses operating under the trade name Educorp Multimedia ("Educorp").

          Founded in 1984, Educorp is a San Diego, California based publisher and direct mail distributor of CD-ROM multimedia software. Through its catalogs, Educorp offers what is thought to be one of the largest selections of consumer CD-ROM software titles in the industry. In fiscal 1994, Educorp mailed more than two million catalogs and newsletters to its customer base. Through its affiliates, Educorp is also involved in the development and publishing of software titles as well as wholesale and international distribution.

          In the future, the Company's multimedia operations may be expanded through the acquisition of complementary businesses and through the: (1) development and publishing of new software titles, (2) increased number and mailing frequency of print catalogs, (3) development of new distribution channels, and (4) international expansion of the business. Although the Company is considering all of these alternatives, no assurance can be given that these or any other activities will be successful.

          The Company continues to retain its sizable investment, directly and through a collateral position for a note receivable, in Polish Life Improvement S.A ("PLI").

CORPORATE STRUCTURE

          Effective January 1, 1995 Hariston amalgamated with its wholly-owned Canadian subsidiaries, Canadian Capital Financial Markets Inc. and Metanetix Corporation. This allowed Hariston access to the tax loss balances in the two subsidiary companies and simplified legal and reporting requirements.

          During June 1995, Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation, to pursue Hariston's strategy of focusing its investment capital and managerial expertise on the multimedia software publishing and distribution business. In July, 1995, CD-Soft Corporation incorporated a wholly-owned California subsidiary for the purpose of acquiring substantially all of the assets and selected liabilities of Educorp.

MANAGEMENT AND BOARD OF DIRECTORS

          Effective February 17, 1995, J.V. McGoodwin, Hariston's CEO and a Director, was appointed to the additional post of President. On the same date, William B. Sharp resigned from the positions of President and Director. Subsequent to June 30, 1995 Mr. McGoodwin was also appointed Chairman of the Board in replacement of Pierre Caland, who did not stand for re-election at the June 30, 1995 Annual General Meeting.

          Effective February 1, 1995, L. James Porter was appointed Chief Financial Officer of Hariston. Mr. Porter is a Chartered Accountant and a Chartered Financial Analyst and, prior to joining Hariston, was a Senior Manager with Arthur Andersen & Co. Effective February 17, 1995 Mr. Porter was appointed to the Board in replacement of Mr. Sharp and was named to the additional post of Secretary.

          At the June 30, 1995 Annual General Meeting, Nuno Brandolini was elected to the Board. Mr. Brandolini is an experienced venture capital investor and was most recently Managing Director of Rosecliff, Inc., a private equity investment firm. Previous to that position, Mr. Brandolini was Vice-President, Corporate Finance - Mergers and Acquisitions, at Salomon Brothers, Inc.

RESULTS OF OPERATIONS

          The Company incurred a consolidated net loss of $128,000 for the three months ended June 30, 1995 and $399,000 for the six months ended June 30, 1995. Oil and natural gas royalty net income declined from $109,000 in the first quarter to $83,000 in the second quarter, reflecting depressed natural gas prices. Operating and corporate expenses increased from $317,000 in the first quarter to $416,000 in the second quarter, reflecting non-recurring costs incurred in connection with completing the disposition of the Company's Metanetix Division and oil and gas interests, and reflecting higher shareholder communications costs incurred as a consequence of printing and mailing the 1994 annual and first quarter 1995 reports.

METANETIX OPERATIONS

          During the first quarter, staffing at the Butte, Montana minerals recovery plant was significantly reduced. During the second quarter, management commenced negotiations for the sale of the facility. Prior to taking these actions, management reviewed the facility's historical results and assessed future expectations for the technology and the facility, and concluded that development of the technology and the Butte facility is best completed by companies with far greater financial and technical resources than Hariston.

          In a news release dated May 30, 1995, Hariston announced that it had signed an agreement to sell its Metanetix Division, including the related technology license, to Consolidated Western and Pacific Resources Corporation for proceeds of up to $9 million, to be paid from 50% of the profits generated by Consolidated's use of the Metanetix minerals recovery process and Butte recovery plant. The sale received shareholder approval at Hariston's June 30, 1995 annual general meeting and formally closed on July 28, 1995 with effect from April 29, 1995, excepting the sale of the technology license which has not yet been fully completed.

          No proceeds have been recognized on the sale of the Metanetix Division due to management's belief that the ultimate realization of proceeds cannot be reasonably determined at this time.

OIL AND GAS ROYALTY AND WORKING INTERESTS

          Revenue from the Company's oil and natural gas royalty and working interests of $562,000 for the six months ended June 30, 1995 represents a 47% decline from the $1,063,000 of reported revenue for the same period of 1994. Net income for the period of $192,000 represents a 54% decline from the $417,000 comparable 1994 figure. The revenue and net income declines resulted primarily from the depressed level of natural gas prices relative to the prior year period.

          In a news release dated June 8, 1995, Hariston announced that it had signed an agreement to sell its oil and natural gas interests for cash proceeds of $2.7 million and the assumption of approximately $818,000 of debt, subject to receiving shareholder approval at the June 30, 1995 annual general meeting. Shareholder approval was received, and the sale closed formally on August 14, 1995. In a news release dated August 18, 1995 the Company announced that it had realized proceeds of $2.4 million of cash and the assumption of $979,000 of debt. The gain on sale of $1.1 million will be booked by Hariston in the third quarter.

OPERATING AND CORPORATE EXPENSES

          Operating and corporate expenses were $416,000 and $733,000 for the three and six month periods ending June 30, 1995, respectively, as compared to $2,018,000 and $3,224,000 during the same periods of 1994. The decline between periods was primarily attributable to the non-consolidation during 1995 of PLI's results. Prior to June 25, 1994 Hariston held a controlling interest in PLI and PLI's results were therefore consolidated with Hariston's. The majority of Hariston's non-consolidated operating and corporate expenses for the six month period ending June 30, 1995 were general, administrative, and salary costs, including in excess of $61,000 of costs incurred for shareholder communications, and more than $167,000 of accounting and legal fees.

INVESTMENTS

          POLISH LIFE IMPROVEMENT S.A.

          PLI is a retail operator of supermarkets and home improvement stores in Poland. PLI is a public Polish company which has applied for its shares to be listed for trading on the Warsaw Stock Exchange.

          Over 3 million shares in PLI are reported on Hariston's balance sheet, at an average cost of approximately $0.64 per share. These include 1.4 million shares which the Company agreed to sell to a third party and for which it has received a promissory note that is presently in default. The promissory note is secured by the 1.4 million shares sold. Management has determined that collection on the note is not reasonably assured and is discussing with the purchaser the return of the 1.4 million PLI shares.

          After reducing the Company's PLI holding because of an obligation to transfer 613,684 PLI shares under the terms of a stock sale agreement, and not including the 1.4 million PLI shares discussed above, which Hariston does not control or vote, Hariston's percentage ownership in PLI is approximately 23%.

          Management is of the opinion that due to the Company's minority ownership position in PLI, Hariston has not been able to exercise significant influence over the operating, investing, and financial policies of PLI and therefore the investment in PLI shares was accounted for on the cost method.

          MADISON PARTNERS LIMITED

          Madison Partners Limited ("Madison") is a Canadian-based supplier of proprietary home medical products. Madison's shares are listed for trading on the Canadian Dealing Network, a division of the Toronto Stock Exchange. As of June 30, 1995, Hariston held 1,175,000 shares of Madison common stock, representing approximately a 7% interest in Madison, reported on Hariston's balance sheet at a cost of $0.07 per share. Hariston subsequently sold 305,000 Madison shares on July 24, 1995 and 70,000 shares on August 16, 1995, at an average price (after commissions) of $0.40 per share, realizing a gain of over $123,000.

LIQUIDITY AND CAPITAL RESOURCES

          No shares or term debt were issued in the first or second quarters of 1995. The Company remains able to finance its ongoing operations for the foreseeable future. As of June 30, 1995, the Company had cash balances in excess of $780,000, a working capital ratio of 1.23, and a debt/equity ratio of
0.54. The Company's principal capital requirements include working capital to finance the internal expansion of Educorp, and costs which may be incurred in connection with the acquisition of businesses in the future.

          Historically, the Company has also required capital to finance operating losses, having incurred operating losses in each year after 1990. As of June 30, 1995, the Company had an accumulated deficit of $25,201,188. By June 30, 1995, however, the Company had disposed of, written off, or initiated plans for disposal of substantially all of the operations and investments that gave rise to this accumulated deficit, retaining only the Company's investment in shares of PLI. Management presently believes that PLI will not require the financial assistance of the Company in the foreseeable future.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

          Not Applicable.


Item 2.   Changes in Securities.

          Not Applicable.


Item 3.   Defaults Upon Senior Securities.

          Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its general Annual Meeting on June 30, 1995. Following is a brief description of each matter voted upon at the general Annual Meeting, and the number of votes cast for, against, withheld, abstained or not voted with respect to each such matter:


            Matter Voted Upon                   In Favor      Against     Withhold     Abstain      Not Voted
            -----------------                   --------      -------     --------     -------      ---------
 The report of directors and receipt of        1,616,742       9,600                   80,200
 Consolidated Audited Financial
 Statements for the period ending
 December 31, 1994

 The election of James P. Angus                1,696,140                    1,300       9,102

 The election of Nuno Brandolini               1,695,609                    1,831       9,102

 The election of James V. McGoodwin            1,696,137                    1,303       9,102

 The election of Neil S. MacKenzie             1,696,127                    1,303       9,102

 The election of L. James Porter               1,696,137                    1,303       9,102

 The granting of and changes to                  932,395      29,007                   80,360         664,780
 incentive stock options, subject to
 regulatory approval

 The change of auditors to Arthur              1,694,090                   11,242       1,210
 Andersen & Co.

 The sale of Metanetix Corporation               192,003      14,794                   80,320       1,419,425

 The sale of oil and gas royalty                 181,843      24,734                   80,420       1,419,525
 interests


Pierre Caland did not stand for reelection as a director.


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits:

          27.1   --    Financial Data Schedule

   (b)    Reports on Form 8-K:  None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HARISTON CORPORATION


Dated:  July 3, 1996                       By:    /s/ JAMES V. McGOODWIN
                                                  -----------------------------
                                                  James V. McGoodwin, President
                                                  (Principal Executive Officer)


Dated:  July 3, 1996                       By:    /s/ L. JAMES PORTER
                                                  -----------------------------
                                                  L. James Porter, Chief
                                                  Financial Officer (Principal
                                                  Financial Officer and
                                                  Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                   Exhibit Description                       Page
- -----------                   -------------------                       ----
   27.1         Financial Data Schedule  . . . . . . . . . . . . . .