Form 10-Q
period 1996-06-30
HARISTON CORP
filed 1996-08-16
CIK 781885

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]                       QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________

                        Commission file number  0-13966

                              HARISTON CORPORATION
             (Exact name of registrant as specified in its charter)

                     CANADA                                                     33-0645339
                     ------                                                    ------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

1500 West Georgia Street, Suite 1555, Vancouver, British Columbia, V6G 2Z6
- --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 685-8514
              (Registrant's telephone number, including area code)

            611 Anton Blvd, Suite 1270 Costa Mesa, California 92626
              (Former name, former address and former fiscal year,
                          if changed since last report)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Common Stock:         11,463,113 Shares

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The unaudited Consolidated Statements of Loss and Deficit for the three and six month periods ended June 30, 1996 and June 30, 1995, the unaudited Consolidated Statements of Changes in Financial Position for the six month periods ended June 30, 1996 and June 30, 1995 and the unaudited Consolidated Balance Sheets as at June 30, 1996 and December 31, 1995, of Hariston Corporation ("Hariston" or the "Company") follow.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in thousands of U.S. dollars)

                                                                JUNE 30            DECEMBER 31
                                                                  1996                 1995
==============================================================================================
ASSETS
     Current assets
      Cash and cash equivalents                                   $273               $1,419
      Receivables                                                  412                  457
      Inventory                                                    869                1,335
      Prepaids                                                     190                  147
- ----------------------------------------------------------------------------------------------
                                                                 1,744                3,358

     Notes Receivable                                                -                    -
     Investments                                                 1,946                1,956
     Furniture and equipment                                       445                  207
     Goodwill, licenses, mailing lists, and other
       intangibles                                               4,650                4,667
- ----------------------------------------------------------------------------------------------
                                                                 7,041                6,830
- ----------------------------------------------------------------------------------------------
                                                                $8,785              $10,188
==============================================================================================

LIABILITIES
     Current
      Payables                                                  $1,060               $1,829
      Deferred revenues                                            225                  185
      Current portion of term debt                               3,839                  413
- ----------------------------------------------------------------------------------------------
                                                                 5,124                2,427

     Term debt                                                     196                3,200
     Put Option                                                    300                  300
- ----------------------------------------------------------------------------------------------
                                                                   496                3,500
- ----------------------------------------------------------------------------------------------
                                                                 5,620                5,927

SHAREHOLDERS' EQUITY
     Capital stock                                              30,800               29,887
     Deficit                                                   (27,635)             (25,626)
- ----------------------------------------------------------------------------------------------
                                                                 3,165                4,261
- ----------------------------------------------------------------------------------------------
                                                                $8,785              $10,188
==============================================================================================



The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED)
(Expressed in thousands of U.S. dollars except per share amounts)

3 MONTHS ENDED JUNE 30                                                        1996                  1995
===========================================================================================================
                                                                                                  (Note 12)
REVENUES
     Software sales                                                         $1,265            $        -
     Book sales                                                                 80                     -
     Software royalties and license fees                                         -                     -
     Other                                                                      20                     -
- -----------------------------------------------------------------------------------------------------------
                                                                             1,365                     -
- -----------------------------------------------------------------------------------------------------------
COST OF SALES
     Direct cost of sales                                                      966                     -
     Royalties                                                                  23                     -
- -----------------------------------------------------------------------------------------------------------
                                                                               989                     -
- -----------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                   376                     -
- -----------------------------------------------------------------------------------------------------------
OPERATING AND CORPORATE EXPENSES
     Administration, office, and travel                                        212                   114
     Consultants and directors fees, salaries and employee benefits            628                   174
     Accounting, legal and other professional fees                             265                    91
     Marketing, catalog and trade show costs                                   131                     -
     Depreciation and amortization                                             259                     5
     Rent                                                                       53                    32
- -----------------------------------------------------------------------------------------------------------
                                                                             1,548                   416
- -----------------------------------------------------------------------------------------------------------
                                                                            (1,172)                 (416)
- -----------------------------------------------------------------------------------------------------------
OTHER
     Net interest (expense) income                                             (85)                  (27)
     Net gain on recovery of doubtful receivables                                3                   214
     Gain on disposal of PLI shares                                             59                     -
     Other                                                                       4                     -
- -----------------------------------------------------------------------------------------------------------
                                                                               (19)                  187
- -----------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                         (1,191)                 (229)
- -----------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note 11)
Quebec industrial condominium rental property                                    -                     6
Minerals recovery project                                                        -                    12
Oil and gas working and royalty interests                                      (23)                   83
- -----------------------------------------------------------------------------------------------------------
                                                                               (23)                  101
- -----------------------------------------------------------------------------------------------------------
NET LOSS                                                                   $(1,214)               $($128)
DEFICIT, beginning of period                                               (26,421)              (25,074)
- -----------------------------------------------------------------------------------------------------------
DEFICIT, end of period                                                    $(27,635)             $(25,202)
===========================================================================================================
PRIMARY LOSS PER SHARE (Note 13)                                            $(0.11)               $(0.01)
Shares used in primary computation                                      11,463,113            10,851,476
FULLY DILUTED LOSS PER SHARE (Note 13)                                      $(0.11)               $(0.01)
Shares used in fully diluted computation                                11,463,113            10,851,476
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED)
(Expressed in thousands of U.S. dollars except per share amounts)

6 MONTHS ENDED JUNE 30                                                          1996                  1995
=============================================================================================================
                                                                                                    (Note 12)
REVENUES
     Software sales                                                           $2,930            $        -
     Book sales                                                                  168                     -
     Software royalties and license fees                                          79                     -
     Other                                                                        20                     -
- -------------------------------------------------------------------------------------------------------------
                                                                               3,197                     -
- -------------------------------------------------------------------------------------------------------------
COST OF SALES
     Direct cost of sales                                                      2,151                     -
     Royalties                                                                    87                     -
- -------------------------------------------------------------------------------------------------------------
                                                                               2,238                     -
- -------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                     959                     -
- -------------------------------------------------------------------------------------------------------------
OPERATING AND CORPORATE EXPENSES
     Administration, office, and travel                                          400                   173
     Consultants and directors fees, salaries and employee benefits            1,190                   320
     Accounting, legal and other professional fees                               337                   184
     Marketing, catalog and trade show costs                                     302                     -
     Depreciation and amortization                                               517                    10
     Rent                                                                        104                    45
- -------------------------------------------------------------------------------------------------------------
                                                                               2,850                   732
- -------------------------------------------------------------------------------------------------------------
                                                                              (1,891)                 (732)
- -------------------------------------------------------------------------------------------------------------
OTHER
     Net interest (expense) income                                              (168)                  (18)
     Net gain on recovery of doubtful receivables                                 10                   214
     Gain on disposal of PLI shares                                               59                     -
     Other                                                                         4                     -
- -------------------------------------------------------------------------------------------------------------
                                                                                 (95)                  196
- -------------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                           (1,986)                 (536)
- -------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note 11)
Quebec industrial condominium rental property                                      -                   11
Minerals recovery project                                                          -                   (66)
Oil and gas working and royalty interests                                        (23)                  192
- -------------------------------------------------------------------------------------------------------------
                                                                                 (23)                  137
- -------------------------------------------------------------------------------------------------------------
NET LOSS                                                                     $(2,009)                $(399)
DEFICIT, beginning of period                                                 (25,626)              (24,802)
- -------------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                                      $(27,635)             $(25,201)
=============================================================================================================
PRIMARY LOSS PER SHARE (Note 13)                                              $(0.18)               $(0.04)
Shares used in primary computation                                        11,371,292            10,851,476
FULLY DILUTED LOSS PER SHARE (Note 13)                                        $(0.18)               $(0.04)
Shares used in fully diluted computation                                  11,371,292            10,851,476
=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (UNAUDITED) (Expressed in thousand of U.S. dollars)

6 MONTHS ENDED JUNE 30                                                      1996                   1995
=========================================================================================================
                                                                                                (Note 12)
OPERATING ACTIVITIES
     Net income (loss) from continuing operations                      $  (1,986)             $    (536)
     Non-cash items:
     Amortization and depreciation                                           517                     10
     Gain on disposal of investment                                          (59)                     -
     Net (increase) decrease in non-cash working capital items              (284)                   260
- ---------------------------------------------------------------------------------------------------------
     CASH USED FOR CONTINUING OPERATIONS                                  (1,812)                  (266)
- ---------------------------------------------------------------------------------------------------------
     Net income (loss) from discontinued operations                          (23)                   137
     Non-cash items:
     Amortization                                                              -                    107
     Provision for costs of disposition                                       23                     66
- ---------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY DISCONTINUED OPERATIONS                                  -                    310
- ---------------------------------------------------------------------------------------------------------
     CASH USED FOR (PROVIDED BY) OPERATING ACTIVITIES                     (1,812)                    44
- ---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Net term debt issuances (payments)                                      422                   (286)
     Issuance of common stock                                                913                      -
- ---------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                      1,335                   (286)
- ---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Acquisition of HighText                                                (641)                     -
     Net purchase of other assets                                            (97)                   (19)
     Collection of notes receivable                                            -                    291
     Net proceeds from disposal of investments                                69                      -
     Minerals recovery project                                                 -                   (442)
- ---------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                       (669)                  (170)
- ---------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                      (1,146)                  (412)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,419                  1,199
- ---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     273              $     787
=========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
6 MONTHS ENDED JUNE 30, 1996
===============================================================================

NOTE 1.  OPERATIONS

The Company is incorporated under the Canada Business Corporations Act and has operated, historically, as a diversified holding company. More recently, the Company has focused on the multimedia CD-ROM software business. Effective August 25, 1995, the Company purchased all of the assets and assumed certain liabilities of a group of affiliated companies doing business under the trade name Educorp. These affiliated companies now operate as part of Educorp Multimedia, a wholly-owned multimedia software publishing and distribution subsidiary. Effective January 1, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., a book and multimedia software developer and publisher. This business now operates as part of Educorp Multimedia, as well.

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

In the opinion of management, all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 1996, are of a normal recurring nature and have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of the Company, Hariston Corporation, and its wholly-owned subsidiaries, EuroEastern Investment Corp., Educorp Multimedia, Inc., Educorp Direct, Inc., and HighText Interactive, Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
6 MONTHS ENDED JUNE 30, 1996
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

If the book publishing operations are sold prior to December 31, 2000, the above obligation for the year of sale and subsequent periods is replaced by an obligation to issue Hariston shares to the sellers equivalent to the after-tax sale proceeds, still subject to the 20,000 shares minimum requirement. As management cannot predict with reasonable assurance the net income of the book publishing operations within the five year period, nor the selling price if these operations were to be sold within that period, additional consideration beyond an estimate of the value of the 20,000 shares minimum payment has not been recorded on the Company's books at this time.

Additional consideration, up to a maximum of $60,000, may become payable contingent on a U.S. patent being issued no later than December 31, 1998 with respect to a feature of the sellers' multimedia products. As management cannot predict with reasonable assurance when or if this patent will be issued, the additional consideration has not been recorded on the Company's books at this time.

Proforma results of operations, as though the purchase of HighText had ocurred on January 1, 1995, are not presented in these interim financial statements as the effect on the Company's 1995 results of operations would not be material.

NOTE 4.  SUMMARY OF SECURITIES ISSUED DURING THE SECOND QUARTER

On June 11 and June 24, 1996, the Company issued, for a total of $250,000 cash, two separate 4 month promissory notes payable, in the amout of $125,000 each. The proceeds were used in the Educorp Multimedia operations.

NOTE 5.  SUMMARY OF OPTIONS GRANTED DURING THE SECOND QUARTER

None.

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
6 MONTHS ENDED JUNE 30, 1996
===============================================================================

NOTE 6.  AUTHORIZED AND ISSUED SHARE CAPITAL AS OF JUNE 30, 1996

Class          Par Value              Authorized Number        Issued Number          Amount
- -------------------------------------------------------------------------------------------------
Common         None                   Unlimited                11,463,113             $30,799,167

NOTE 7.  SHARES IN ESCROW OR SUBJECT TO POOLING AS OF JUNE 30, 1996

None.

NOTE 8.  LIST OF DIRECTORS AS OF JUNE 30, 1996 (Note 14)

J.V. McGoodwin       James P. Angus       Nuno Brandolini
(Chairman)           Neil S. MacKenzie    L. James Porter

NOTE 9.  OPTIONS AND WARRANTS OUTSTANDING AS OF JUNE 30, 1996

                               Number of Shares       Exercise    Market Price        Expiry Date
OPTION ISSUE TYPE              under Vested Option    Price       on Date of Grant    (Note 14)
- --------------------------------------------------------------------------------------------------------
Employee options                           35,000         0.93         0.93           September 15, 1996
Employee options                           10,000         1.86         2.49           November 30, 1997
Employee options                           10,000         3.15         4.57           February 17, 1998
Director options                           20,000         3.53         4.57           March 31, 1998
- --------------------------------------------------------------------------------------------------------
Employee options                           62,625         2.50         2.87           August 2, 2002
Employee options                           23,438         2.50         3.12           August 2, 2002
Director options                           28,125         2.50         2.87           August 2, 2002
- --------------------------------------------------------------------------------------------------------
Employee options                           78,125         3.75         2.87           August 2, 2002
Employee options                           23,437         3.75         3.12           August 2, 2002
Director options                           28,125         3.75         2.87           August 2, 2002
- --------------------------------------------------------------------------------------------------------
Employee options                           78,125         5.00         2.87           August 2, 2002
Employee options                           23,438         5.00         3.12           August 2, 2002
Director options                           28,125         5.00         2.87           August 2, 2002
- --------------------------------------------------------------------------------------------------------
Employee options                           78,125         6.25         2.87           August 2, 2002
Employee options                           23,437         6.25         3.12           August 2, 2002
Director options                           28,125         6.25         2.87           August 2, 2002
                                        ---------
                                          578,250
                                        =========

                                                      Exercise    Market Price
WARRANT HOLDER                   Number of Shares     Price       on Date of Grant    Expiry Date
- --------------------------------------------------------------------------------------------------------
Commonwealth Consulting Corporation       125,000         2.25         2.62           December 31, 1996
Daryl Jamison                             125,000         2.25         2.62           December 31, 1996
Near East Commercial Bank SAL             625,000         4.00         5.00           November 21,1997
Kinaro S.A.                               250,000         2.50         2.25           August 24, 2000
Neval Management Ltd.                     250,000         2.50         2.25           August 24, 2000
Privatim Finaz A.G.                       250,000         2.50         2.25           August 24, 2000
Zocal Foundation                          250,000         2.50         2.25           August 24, 2000
                                        ---------
                                        1,875,000
                                        =========

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
6 MONTHS ENDED JUNE 30, 1996
===============================================================================

NOTE 10.  RECONCILIATION TO U.S. GAAP

In certain respects, Canadian generally accepted accounting principles differ from U.S. generally accepted accounting principles. If U.S. GAAP were to be applied, the following difference would exist:

(Expressed in thousands of U.S. dollars)
SIX MONTHS ENDED JUNE 30, 1996
Net loss according to Canadian GAAP                                                       $(2,009)
Non cash compensation expense                                                                 (42)
- --------------------------------------------------------------------------------------------------
NET LOSS ACCORDING TO U.S. GAAP                                                           $(2,051)

There would be no differences in net assets or shareholders' equity.

The above variance in the net loss figure results from the difference in the accounting treatment for employee stock options. Options to purchase shares of the Company were issued to employees and directors at prices below the traded price of the stock on the measurement date. Under U.S. GAAP, the difference in value must be recognized as a non-cash compensation expense over the period during which the options vest, regardless of whether the options expire or are cancelled before exercise (Note 14). Under Canadian GAAP, the issuance, exercise, expiration or cancellation of employee stock options does not affect the reported profitability of the Company.

NOTE 11.  DISCONTINUED OPERATIONS

Effective April 29, 1995 the Company sold its Metanetix minerals recovery operations. On July 20, 1995 the Company sold its Quebec industrial condominium rental property. Effective August 1, 1995, the Company sold its Canadian oil and gas working and royalty interests. Accordingly, these operations are presented as discontinued operations for purposes of the 1995 comparatives in these interim financial statements.

NOTE 12.  FUNCTIONAL CURRENCY

Effective August 25, 1995 the Company's functional currency changed from the Canadian dollar to the U.S. dollar. For comparison purposes, all June 30, 1995 amounts have been restated into U.S. dollars.

NOTE 13.  LOSS PER SHARE

Primary and fully diluted loss per share have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Stock options and warrants have not been included in these calculations as their impact would be antidilutive.

NOTE 14.  SUBSEQUENT EVENTS

On July 17, 1996 the Board approved the cancellation of the Stock Option Plan originally adopted on July 20, 1995, and the cancellation of all unexercised options issued thereunder. Concurrently, the Board approved the adoption of a new Stock Option Plan and the grant of director and employee stock options under the terms of the new plan.

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
6 MONTHS ENDED JUNE 30, 1996
===============================================================================

As announced in a news release dated July 18, 1996, effective July 19, 1996 J.V. McGoodwin resigned from the positions of President, Chief Executive Officer and a Director of the Company. Concurrently, Nuno Brandolini was appointed Chief Executive Officer and elected Chairman of the Board, and Kevin McCarthy was appointed President and elected to the Board.

During July, 1996, the Company sold in excess of 88,000 shares in Polish Life Improvement S.A., realizing net proceeds of approximately $440,000. The shares were sold through public trades on the parallel market of the Warsaw Stock Exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

OVERVIEW

During the second quarter of 1996, Hariston continued its transformation begun during 1995. During 1995, the Company divested substantially all of the businesses and investments which were unrelated to its new focus on multimedia software publishing and distribution. On August 25, 1995 the Company purchased substantially all of the assets and assumed certain liabilities of a group of affiliated businesses operating under the trade name Educorp. These affiliated businesses now operate under the name Educorp Direct ("Direct"), as part of the Company's wholly-owned subsidiary Educorp Multimedia. Effective January 1, 1996 the Company acquired substantially all of the assets and selected liabilities of HighText Publications, Inc. This business now operates under the name HighText Interactive ("HighText"), also as part of Educorp Multimedia.

Founded in 1984, Direct is a San Diego, California based publisher and direct mail distributor of CD-ROM multimedia software. Through its catalogs, Direct offers what is believed to be one of the largest selections of consumer CD-ROM software titles in the industry. In fiscal 1995, Direct mailed more than two million catalogs and newsletters to its customer base. From January 1 to June 30, 1996, Direct mailed 780,000 catalogs and newsletters to its customer base. Through its affiliates, Direct is also involved in the development and publishing of software titles as well as wholesale and international distribution.

Founded in 1990, HighText is a San Diego, California based developer and publisher of books and educational CD-ROM software titles. HighText's primary emphasis is on the development of educational multimedia software for the adult consumer, higher education, and corporate markets. HighText has developed ten software titles to date as part of its Crash Course product series. These titles are distributed by wholesale dealers to college and specialty bookstores, computer software stores, and through catalog retailers direct to end-users.

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

The company continues to retain a sizable investment, directly and through a collateral position for a note receivable, in Polish Life Improvement S.A ("PLI"). During and subsequent to the second quarter, the Company established the liquidity of its investment in PLI by selling a limited number of shares on the parallel market of the Warsaw Stock Exchange.


CORPORATE STRUCTURE

During June, 1995, Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation, to pursue Hariston's strategy of focusing its investment capital and managerial expertise on the multimedia software publishing and distribution business. In July, 1995, CD-Soft Corporation incorporated a wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of a group of businesses operating under the trade name Educorp. Effective March 8, 1996, this subsidiary was renamed Educorp Direct, Inc.

In December, 1995, CD-Soft Corporation formed a second wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of HighText Publications, Inc. Effective January 22, 1996, this subsidiary was renamed HighText Interactive, Inc.

In March, 1996, CD-Soft Corporation was merged into Educorp Multimedia, Inc. ("Educorp Multimedia"), a wholly-owned Delaware subsidiary of Hariston formed in January, 1996. Upon this merger, Educorp

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

Multimedia, Inc. became the holding company for all of Hariston's book and multimedia CD-ROM development, publishing, and distribution operations.

In October, 1995, Hariston formed a wholly-owned Delaware subsidiary, EuroEastern Investment Corp. ("EuroEastern"), for the purpose of pursuing investment opportunities in central and eastern Europe. This company has been largely inactive to date.


MANAGEMENT AND BOARD OF DIRECTORS

Subsequent to the second quarter and as announced in a news release dated July 18, 1996, James V. McGoodwin resigned as Hariston's President and Chief Executive Officer. He also resigned from the Company's Board and from his positions with Hariston's affiliated and subsidiary companies. Concurrently, Nuno Brandolini, a Hariston Director and President of Hariston's wholly-owned subsidiary EuroEastern Investment Corporation, was appointed as Hariston's Chief Executive Officer and was elected Chairman of the Board. Kevin McCarthy was appointed as Hariston's President and was elected to the Board. The foregoing resignations and appointments became effective July 19, 1996.

Mr. McGoodwin had served as a Director and Officer of the Company since December, 1994 and left to pursue other interests. Mr. McGoodwin has agreed to assist with an orderly management transition, for which the Company has agreed to pay Mr. McGoodwin, through his private company, McGoodwin James & Co., payments through the period ending December 31, 1996.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The Company incurred a consolidated net loss of $2,009,535 for the six months ended June 30, 1996. Of this loss, $1,258,312 was attributable to Educorp Multimedia and its subsidiaries, $690,767 to Hariston, and $60,456 to EuroEastern. Of the $1,258,312 loss attributable to the Company's multimedia operations, $617,919 arose from the Direct operations and $337,157 from the HighText operations. The remainder was due to operating and corporate expenses incurred at the Educorp Multimedia legal entity level. Of the $690,767 loss incurred at the Hariston legal entity level, $163,475 was attributable to interest expense on debt, and the remainder related primarily to corporate administration and overhead costs.

An analysis of the results is presented below. For comparative purposes, the analysis of Direct considers the comparable results during 1995, where available, of the operations of its predecessor, Gazelle Technologies, Inc. and its affiliates, which had been doing business under the trade name Educorp. Similarly, the analysis of HighText considers the comparable results during 1995, where available, of the operations of its predecessor, HighText Publications, Inc.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996.


EDUCORP DIRECT

On August 25, 1995, Hariston, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of a group of businesses now operated under the name Educorp Direct for a purchase price of $6,067,000. This transaction was accounted for as a purchase.

Direct generated revenues of $2,981,086 for the six months ended June 30, 1996, comprised of $2,222,902 from retail sales to end-users, $679,412 from sales to dealers, and $78,772 from software

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

royalties and license fees. Direct realized gross profit of $855,734 for the six months ended June 30, 1996, incurred a loss for the period of $155,709 before interest, depreciation and amortization, and incurred a net loss after these items of $617,919.

         RETAIL SOFTWARE SALES
Retail software sales for the six months ended June 30, 1996 of $2,222,902 declined 14% relative to retail software sales of $2,583,306 for the same period during 1995. The primary reasons for the decline in same period sales were, first, the 14% decline in the average CD-ROM retail price realized by Direct in 1996, $29.84 as compared to $34.60 in the same period in 1995; and second, the discontinuance, in the second half of 1995, of sales of certain software titles that were incompatible with the Company's future business plans.

Sales were also adversely affected by a delay in the mailing of a catalog, due to the implementation of a new Management Information System by Direct during the second quarter. Implementation of the new system required an allocation of resources, for both training and problem resolution. Management believes the benefits of the new MIS system will become apparent through increased productivity in future quarters.

Other factors adversely affecting sales included a significant slowdown in the software industry in general during the first half of 1996, and with respect to sales of Macintosh CD-ROM titles, the widely publicized problems at Apple Computer.

International retail software sales were $378,799, or 17% of total retail sales, for the six months ended June 30, 1996, versus $371,109 or 14% of total retail sales for the comparable prior year period. The increase in international retail sales as a percentage of total retail sales was primarily due to the decline of domestic software sales as described above.

         DEALER SOFTWARE SALES
Dealer software sales for the six months ended June 30, 1996 of $679,412 declined 38% relative to dealer software sales of $1,096,938 for the same period during 1995. The decline in same period sales primarily reflects lower unit sales volume due to an increased level of competition, arising partly from new distribution channels that have opened for the supply of CD-ROM titles to dealers. These new channels include a trend towards publishers selling their titles directly to dealers. Additionally, there was a 13% decrease in the average CD-ROM dealer price realized by Direct. The average price realized was $26.90 for the first six months of 1996 as compared to $30.85 for the first six months of 1995.

International dealer software sales were $538,392, or 79% of total software sales to dealers, for the six months ended June 30, 1996, versus $797,063 or 73% for the comparable prior year period. The 32% decline in international dealer sales reflected smaller international order sizes due to an increasing number of publishers seeking direct distribution to foreign dealers. However, international dealer sales represented a larger percentage of the Company's sales to dealers reflecting the fact that there were more distribution sources available to domestic dealers than to foreign dealers.

         HARDWARE SALES
The Company decided in early 1995 to discontinue selling computer hardware. As a result, there were no retail sales of hardware for the six months ended June 30, 1996. During the comparable period of 1995, retail hardware sales were $107,900. The decision to terminate this product line was based on the relatively low gross profit margins realized by hardware relative to CD-ROM software, and the relatively high inventory maintenance costs of hardware as compared to those of CD-ROM software.

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

         ROYALTIES AND LICENSE FEES
Royalties and license fees of $78,772 for the six months ended June 30, 1996 decreased 70% relative to royalty and license fees of $262,550 for the same period during 1995. The primary reason for the decrease was the expiration during 1996 of a bundling license the Company had negotiated with Apple Computer. Under the terms of the license, Apple Computer had bundled educational software titles published by the Company with sales of certain computers.

         GROSS PROFIT
Direct realized a gross profit of $855,734 for the six months ended June 30, 1996, representing 29% of revenues. Comparative figures for 1995 (i.e. prior to Educorp's acquisition by Hariston) are not readily available; however, historically the Educorp operations realized a higher gross profit. The decline from historical levels primarily reflects the lower realized prices per title as a result of increased competition, the discontinuance of a higher margin product line that was incompatible with the Company's business plans, and the reduced share of higher margin self-published titles.

         OPERATING AND CORPORATE EXPENSES
Operating and corporate expenses were $1,474,649 for the six months ended June 30, 1996, representing approximately 49% of revenues for the period. This figure includes amortization of goodwill and other intangibles arising from the August 25, 1995 acquisition of the Direct operations. After adjusting for this amortization expense of $438,094, operating and corporate expenses were $1,036,555 or 35% of total revenues for the period.


HIGHTEXT INTERACTIVE

Effective January 1, 1996, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., for a purchase price of $641,421. This transaction was accounted for as a purchase.

HighText generated revenues of $215,101 for the six months ended June 30, 1996, comprised of $65,590 from retail sales to end-users, $129,249 from sales to dealers, and $20,262 from technical documentation fees. HighText realized a gross profit of $103,167 for the six months ended June 30, 1996, and incurred a net loss for the period of $337,157.

         SOFTWARE SALES
Software sales for the six months ended June 30, 1996 were $26,796, comprised of $11,866 sales to end-users and $14,930 sales to dealers. HighText realized an average CD-ROM title price of $19.23. Comparable results for 1995 are not available.

HighText's first CD-ROM title was published in May, 1995, followed by two additional titles in November, 1995. During the first quarter of 1996, HighText focused on the development of seven additional titles, at the expense of developing distribution for existing products. As a result, software sales during the first quarter were limited to $12,063. Software sales increased to $14,733 in the second quarter. During the second quarter, HighText substantially completed the development of seven software titles and commenced the development of seven new software titles. As of June 30, 1996, HighText had ten software titles in beta testing or available for sale, and a further seven new software titles under development.

         BOOK SALES
Sales for the six months ended June 30, 1996 were $168,043, consisting of $50,660 retail sales to end-users and $117,383 sales to dealers. HighText realized an average book price of $12.45 during the six months ended June 30, 1996. By comparison, for the six months ended June 30, 1995, retail sales were $94,550, and dealer sales were $76,475.

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

HighText published its first book title in June, 1991. As of January 1, 1996, HighText had published fifteen book titles. During the six months ended June 30, 1996, HighText published one additional book title. As of June 30, 1996, HighText had three book titles under development.

         OPERATING AND CORPORATE EXPENSES
The most significant components of HighText's $436,909 of operating and corporate expenses for the six months ended June 30, 1996, were salary costs totaling $184,562, marketing and trade show costs of $141,905, and depreciation and amortization expense of $40,158. HighText expenses the costs of developing new software and book titles as they are incurred. During the period January 1 to June 30, 1996, HighText had fourteen software and four book titles under development.


EDUCORP MULTIMEDIA OPERATING AND CORPORATE EXPENSES

The majority of Educorp Multimedia's $303,237 of non-consolidated operating and corporate expenses for the six months ended June 30, 1996 arose from general, administrative and salary costs, including $100,478 of accounting and legal fees, $145,701 of salaries and consultants fees, and $31,250 of recruiting fees. These costs reflected legal and accounting costs incurred in connection with the January 1, 1996 acquisition of HighText, and costs attributable to the building of a management structure at the Educorp Multimedia level. There are no prior year comparable figures for Educorp Multimedia as it was incorporated in January, 1996 and its predecessor, CD-Soft Corporation, was incorporated in June, 1995.

HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

Due to the divestitures during 1995 of Hariston's operating businesses and the subsequent acquisition of new businesses, Hariston's non-consolidated operating and corporate expenses for the six months ended June 30, 1996 of $575,637 are not directly comparable to the $732,000 of costs for the same period of a year earlier. The majority of Hariston's non-consolidated operating and corporate expenses for the first and second quarters of 1996 were general, administrative and salary costs, including $218,606 of accounting and legal fees, $162,282 of salaries, directors fees and consultants fees, $64,589 of shareholder communications costs including transfer agent fees, $38,949 of rent expense and $14,629 of other professional fees. Hariston incurred exceptional non-recurring legal, accounting and other professional fees during the six month period to June 30, 1996 as a consequence of both the restructuring proposals under examination by the Company, and the filings and disclosures required in connection with the August 25, 1995 acquisition of Direct and the January 1, 1996 acquisition of HighText.

The majority of EuroEastern's non-consolidated operating and corporate expenses, totaling $60,456, were also general, administrative and salary costs. There are no prior year comparable figures for EuroEastern as it was incorporated in October, 1995.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

The Company incurred a consolidated net loss of $1,214,285 for the three months ended June 30, 1996, as compared to $128,000 for the same period of the prior year. Of the second quarter, 1996 loss, $884,414 was attributable to Educorp Multimedia and its subsidiaries, $304,004 to Hariston, and $25,867 to EuroEastern. Of the $884,414 loss attributable to the Company's multimedia operations, $358,488 arose from the Direct operations and $230,778 from the HighText operations. The remainder was due to operating and corporate expenses incurred at the Educorp Multimedia level. Of the $304,004 loss incurred at the Hariston legal entity level, $84,908 was attributable to interest expense on debt, and the remainder related primarily to corporate administration and overhead costs.

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

An analysis of the results is presented below. For comparative purposes, the analysis of Direct considers the comparable results during 1995, where available, of the operations of its predecessor, Gazelle Technologies, Inc. and its affiliates, which had been doing business under the trade name Educorp. Similarly, the analysis of HighText considers the comparable results during 1995, where available, of the operations of its predecessor, HighText Publications, Inc.

The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996.


EDUCORP DIRECT

Direct generated revenues of $1,249,450 for the three months ended June 30, 1996, comprised of $999,346 from retail sales to end users, $250,080 from sales to dealers, and $24 from software license fees. Direct realized gross profit of $322,990 for the second quarter, 1996, incurred a loss of $127,671 before interest, depreciation and amortization, and a net loss for the quarter of $358,488.

         RETAIL SOFTWARE SALES
Retail software sales for the quarter ended June 30, 1996 of $999,346 declined 25% relative to retail software sales of $1,335,389 for the same period during 1995. The primary reasons for the decline in same period sales were, first, the decline in the average CD-ROM retail price realized by Direct in 1996; second, the discontinuance, in the second half of 1995, of sales of certain software titles that were incompatible with the Company's future business plans; and third, a delay in the mailing of a catalog due to the implementation of a new Management Information System by Direct during the second quarter. Management believes the benefits of the new MIS system will become apparent through increased productivity in future quarters.

Other factors adversely affecting sales included a significant slowdown in the software industry in general, and with respect to sales of Macintosh CD-ROM titles, the widely publicized problems at Apple Computer.

International retail software sales were $144,258, or 14% of total retail sales, for the three months ended June 30, 1996, versus $180,172 or 13% of total retail sales for the comparable prior year period. The increase in international retail sales as a percentage of total retail sales was primarily due to the decline of domestic software sales as described above.

         DEALER SOFTWARE SALES
Dealer software sales for the quarter ended June 30, 1996 of $250,080 declined 51% relative to dealer software sales of $507,780 for the same period during 1995. The decline in same period sales primarily reflects lower unit sales volume due to an increased level of competition, arising partly from new distribution channels that have opened for the supply of CD-ROM titles to dealers. These new channels include a trend towards publishers selling their titles directly to dealers. Additionally, there was a decrease in the average CD-ROM dealer price realized by Direct.

International dealer software sales were $181,553, or 73% of total software sales to dealers, for the three months ended June 30, 1996, versus $377,326 or 74% for the comparable prior year period. The 52% decline in international dealer sales reflected smaller international order sizes due to an increasing number of publishers seeking direct distribution to foreign dealers.

         HARDWARE SALES
The Company decided in early 1995 to discontinue selling computer hardware. As a result, there were no retail sales of hardware for the three months ended June 30, 1996. During the comparable period of 1995, retail hardware sales were $6,718.

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

         ROYALTIES AND LICENSE FEES
Royalties and license fees of $24 for the quarter ended June 30, 1996 compare to royalty and license fees of $146,170 for the same period during 1995. The primary reason for the decrease was the expiration during 1996 of a bundling license with Apple Computer.

         GROSS PROFIT
Direct realized a gross profit of $322,990 for the quarter ended June 30, 1996, representing 26% of revenues. Comparative figures for 1995 (i.e. prior to Educorp's acquisition by Hariston) are not readily available; however, historically the Educorp operations realized a higher gross profit. The decline from historical levels primarily reflects the lower realized prices per title as a result of increased competition, the discontinuance of a higher margin product line that was incompatible with the Company's business plans, and the reduced share of higher margin self-published titles.

         OPERATING AND CORPORATE EXPENSES
Operating and corporate expenses were $684,554 for the quarter ended June 30, 1996, representing approximately 55% of revenues for the quarter. This figure includes amortization of goodwill and other intangibles arising from the August 25, 1995 acquisition of the Direct operations. After adjusting for this amortization expense of $220,015, operating and corporate expenses were $464,539 or 37% of total revenues for the quarter.


HIGHTEXT INTERACTIVE

Effective January 1, 1996, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets and assumed certain liabilities of HighText Publications, Inc.

HighText generated revenues of $115,191 for the three months ended June 30, 1996, comprised of $50,996 from retail sales to end-users, $43,933 from sales to dealers, and $20,262 from technical documentation fees. HighText realized a gross profit of $53,119 for the second quarter, 1996, and incurred a net loss for the quarter of $230,778.

         SOFTWARE SALES
Software sales for the quarter ended June 30, 1996 were $14,733, consisting of $6,923 sales to end-users and $7,810 sales to dealers. Comparable results for 1995 are not available.

During the second quarter, 1996, HighText substantially completed the development of seven software titles and commenced the development of seven new software titles. As of June 30, 1996, HighText had ten software titles in beta testing or available for sale, and a further seven new software titles under development.

         BOOK SALES
Sales for the quarter ended June 30, 1996 were $80,196, consisting of $41,009 retail sales to end-users and $39,187 sales to dealers. By comparison, for the three months ended June 30, 1995, retail sales were $94,550, and dealer sales were $76,475.

During the second quarter, 1996, HighText published one book title. As of June 30, 1996, HighText had three book titles under development.

         OPERATING AND CORPORATE EXPENSES
The most significant components of HighText's $282,135 of operating and corporate expenses for the quarter ended June 30, 1996, were salary costs totaling $124,409, marketing and trade show costs of

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

$91,912, and depreciation and amortization expense of $20,549. HighText expenses the costs of developing new software and book titles as they are incurred.


EDUCORP MULTIMEDIA OPERATING AND CORPORATE EXPENSES

The majority of Educorp Multimedia's $295,148 of non-consolidated operating and corporate expenses for the quarter ended June 30, 1996 arose from general, administrative and salary costs. These costs included legal and accounting costs incurred in connection with the January 1, 1996 acquisition of HighText, and costs attributable to the building of a management structure at the Educorp Multimedia level. There are no prior year comparable figures for Educorp Multimedia as it was incorporated in January, 1996 and its predecessor, CD-Soft Corporation, was incorporated in June, 1995.


HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

Due to the divestitures during 1995 of Hariston's operating businesses and the subsequent acquisition of new businesses, Hariston's non-consolidated operating and corporate expenses for the quarter ended June 30, 1996 of $259,160 are not directly comparable to the $415,271 of costs for the same period of a year earlier. The majority of Hariston's non-consolidated operating and corporate expenses for the second quarter, 1996, were general, administrative and salary costs. Hariston incurred exceptional non-recurring legal, accounting and other professional fees during the quarter as a consequence of both the restructuring proposals under examination by the Company, and the filings and disclosures required in connection with the January 1, 1996 acquisition of HighText.

The majority of EuroEastern's non-consolidated operating and corporate expenses, totaling $25,867, were also general, administrative and salary costs. There are no prior year comparable figures for EuroEastern as it was incorporated in October, 1995.


INVESTMENTS

POLISH LIFE IMPROVEMENT S.A.

PLI is a public Polish company which during 1995 applied for its shares to be listed and traded on the Warsaw Stock Exchange. Approval for share trading was obtained in early 1996, and on February 5, 1996, PLI's shares began trading on the parallel market of the Warsaw Stock Exchange. Hariston co-founded PLI in 1993, and currently holds a large minority interest in the company.

PLI is a retail operator of four home improvement stores in Poland, operated under the name NOMI, and was previously also the operator of eight supermarkets in Poland, operated under the name MAX.

As announced during the first quarter, in December, 1995 PLI sold a 51% interest in its former supermarket subsidiary for $10.5 million, to a joint venture controlled by Royal Ahold NV, one of the world's largest food retailers with headquarters in the Netherlands. As announced subsequent to the second quarter, PLI has additionally sold its remaining 49% interest to the Royal Ahold joint venture for $9.4 million.

As of June 30, 1996, 3,042,070 shares in PLI were reported on Hariston's balance sheet, at an average cost of approximately $0.64 per share. These include 1.4 million shares which the Company agreed to sell to a third party and for which it received a promissory note that is presently in default. The promissory note is secured by the 1.4 million shares. Management has determined that collection on the note is not reasonably assured and is discussing with the purchaser arrangements for the return of the shares.

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

Hariston also holds an additional 613,684 PLI shares which are not reported on Hariston's balance sheet as they are required to be transferred to a purchaser under the terms of a stock sale agreement. After accounting for this transfer obligation, and not including the 1.4 million PLI shares discussed above which Hariston does not control or vote, Hariston's percentage ownership in PLI is approximately 23%.

Management is of the opinion that due to the Company's minority ownership position in PLI, Hariston has not been able to exercise significant influence over the operating, investing, and financial policies of PLI and therefore the investment in PLI shares is accounted for on the cost method.

During and subsequent to the second quarter, the Company sold a limited number of PLI shares on the parallel market of the Warsaw Stock Exchange. The Company sold 15,135 PLI shares prior to June 30, 1996, realizing net proceeds of approximately $69,000. During July, 1996, the Company further sold 88,635 PLI shares, realizing net proceeds of approximately $440,000


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash balances of $273,448, a working capital ratio of 0.34 and a debt/equity ratio of 1.77. The Company's principal capital requirements include working capital to finance the internal expansion of Educorp Multimedia, including the development of new multimedia CD-ROM titles, and costs which may be incurred in connection with the acquisition of businesses in the future.

Historically, the Company has also required capital to finance operating losses, having incurred operating losses in each year after 1990. As of June 30, 1996, the Company had an accumulated deficit of $27,634,519. The Company has continued to experience negative operating cash flows.

Based on historical results and management's expectations for future operations, the Company expects that the Direct operations will generate sufficient cash flow to cover their operating requirements for the immediate future or will require modest capital infusion. However, with the January 1, 1996 acquisition of HighText and the need to finance product development and general corporate expenses until Educorp Multimedia is sufficiently profitable, the Company will have to raise additional equity and/or debt capital in 1996. The Company is currently considering a number of financing proposals. There is no assurance that cash flows from operations will be sufficient to meet operating requirements, or that additional debt or equity financing will be available on terms acceptable to the Company.

In order to finance Educorp Multimedia's working capital needs, during the second quarter the Company borrowed $250,000 from McGoodwin James & Co. under the terms of two $125,000 short-term notes.

Also during the second quarter, the Company commenced limited sales of PLI shares on the parallel market of the Warsaw Stock Exchange. To July 31, 1996, more than 100,000 PLI shares were sold raising net proceeds in excess of $500,000. The proceeds of sales to date have been primarily invested in the operations of Educorp Multimedia and its subsidiaries. Importantly, these share sales have also served to demonstrate the liquidity and value of the Company's investment in PLI. The Company continues to own outright in excess of 1.5 million PLI shares, after accounting for a transfer obligation, and has a claim on a further 1.4 million shares pledged as collateral on a note receivable that is in default.

The ability of the Company to continue to effectively manage its working capital and to attain profitability is dependent upon a number of factors, including, but not limited to, competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's operations, the timely development and introduction of new products which address market needs, and access to investment capital.

                              HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------

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


FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking information, which may include but is not limited to information concerning the Company's business strategies, plans and objectives for product development and releases, marketing plans and financing plans. These forward-looking statements are subject to risks and uncertainties, including technological uncertainties in the development and testing of new products, the impact of competitive products and pricing, the Company's ability to recruit and retain qualified personnel, and the Company's ability to raise financing, which could cause actual results to differ from those projected.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the quarter ended June 30, 1996 the Company did not submit any matters to a vote of the Company's shareholders.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on From 8-K.

         (a)     Exhibits.

         None filed with this Report.


         (b)     Reports on Form 8-K:  None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HARISTON CORPORATION


Dated:  August 14, 1996                    By:     L. JAMES PORTER
                                              ---------------------------------
                                                   L. James Porter, Chief
                                                   Financial Officer (duly
                                                   authorized officer)


Dated:  August 14, 1996                    By:     /S/ L. JAMES PORTER
                                              ---------------------------------
                                                   L. James Porter, Chief
                                                   Financial Officer (Principal
                                                   Financial Officer and
                                                   Principal Accounting
                                                   Officer)