Form 10-Q
period 1996-09-30
HARISTON CORP
filed 1996-11-19
CIK 781885

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                        Commission File Number:  0-13966


                              HARISTON CORPORATION
             (Exact name of registrant as specified in its charter)



                 CANADA                                         33-0645339
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                                Identification No.)

1500 WEST GEORGIA STREET, SUITE 1555, VANCOUVER,                  V6G 2Z6
            BRITISH COLUMBIA                                     (Zip Code)
 (Address of principal executive offices)


                                 (604) 685-8514
              (Registrant's telephone number, including area code)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES [ X ]   NO [   ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

         AS OF NOVEMBER 19, 1996, 12,663,113 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The unaudited Consolidated Statements of Loss and Deficit for the three and nine month periods ended September 30, 1996 and September 30, 1995, the unaudited Consolidated Statements of Changes in Financial Position for the nine month periods ended September 30, 1996 and September 30, 1995 and the unaudited Consolidated Balance Sheets as at September 30, 1996 and December 31, 1995, of Hariston Corporation ("Hariston" or the "Company") follow.

                              HARISTON CORPORATION


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in thousands of U.S. dollars)

                                                                    September 30       December 31
                                                                        1996               1995
--------------------------------------------------------------------------------------------------
ASSETS
     Current assets
      Cash and cash equivalents                                        $1,308             $1,419
      Receivables                                                         537                457
      Inventory                                                         1,079              1,335
      Prepaids                                                            147                147
--------------------------------------------------------------------------------------------------
                                                                        3,071              3,358

     Investments (Note 12)                                              1,688              1,956
     Furniture and equipment                                              406                207
     Goodwill, licenses, mailing lists, and other intangibles           4,368              4,667
--------------------------------------------------------------------------------------------------
                                                                        6,462              6,830
--------------------------------------------------------------------------------------------------
                                                                       $9,533            $10,188
==================================================================================================

LIABILITIES
     Current
      Payables                                                         $1,657             $1,829
      Deferred revenues                                                    19                185
      Put option                                                          300                 -
      Current portion of term debt                                      3,975                413
--------------------------------------------------------------------------------------------------
                                                                        5,951              2,427

     Term debt                                                            172              3,200
     Put option                                                            -                 300
--------------------------------------------------------------------------------------------------
                                                                          172              3,500
--------------------------------------------------------------------------------------------------
                                                                        6,123              5,927

SHAREHOLDERS' EQUITY
     Capital stock                                                     31,999             29,887
     Deficit                                                          (28,589)           (25,626)
--------------------------------------------------------------------------------------------------
                                                                        3,410              4,261
--------------------------------------------------------------------------------------------------
                                                                       $9,533            $10,188
==================================================================================================


================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION


CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED)
(Expressed in thousands of U.S. dollars except per share amounts)

3 MONTHS ENDED SEPTEMBER 30                                                        1996                   1995
---------------------------------------------------------------------------------------------------------------
REVENUES
     Software sales                                                              $1,246                    503
     Book sales                                                                     151                      -
     Software royalties and license fees                                              1                     15
     Other                                                                            -                     39
---------------------------------------------------------------------------------------------------------------
                                                                                  1,398                    557
---------------------------------------------------------------------------------------------------------------
COST OF SALES AND PRODUCTION EXPENSES
     Direct cost of sales                                                           944                    409
     Royalties                                                                       30                     16
---------------------------------------------------------------------------------------------------------------
                                                                                    974                    425
---------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                        424                    132
---------------------------------------------------------------------------------------------------------------
OPERATING AND CORPORATE EXPENSES
     Administration, office, and travel                                             104                     90
     Consultants and directors fees, salaries and employee benefits                 641                     79
     Accounting, legal and other professional fees                                  134                     10
     Marketing, catalog and trade show costs                                        395                     40
     Depreciation and amortization                                                  309                     80
     Rent                                                                            44                     42
---------------------------------------------------------------------------------------------------------------
                                                                                  1,627                    341
---------------------------------------------------------------------------------------------------------------
                                                                                 (1,203)                  (209)
---------------------------------------------------------------------------------------------------------------
OTHER
     Net interest (expense) income                                                  (81)                    (2)
     Net gain on recovery of doubtful receivables                                     -                    (83)
     Gain on sale of shares                                                         514                    123
     Provision for loss on settlement of note                                      (179)                     -
     Other                                                                           (2)                   (18)
---------------------------------------------------------------------------------------------------------------
                                                                                    252                     20
---------------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                                (951)                  (189)
---------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note 11)
Quebec industrial condominium rental property                                         -                     (2)
Minerals recovery project                                                             -                   (221)
Oil and gas working and royalty interests                                            (3)                 1,138
---------------------------------------------------------------------------------------------------------------
                                                                                     (3)                   915
---------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                                 ($954)                  $726
DEFICIT, beginning of period                                                    (27,635)               (25,201)
---------------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                                         ($28,589)              ($24,475)
===============================================================================================================
PRIMARY (LOSS) INCOME PER SHARE (Note 13)                                        ($0.08)                 $0.07
Shares used in primary computation                                           11,515,287             11,066,974
FULLY DILUTED (LOSS) INCOME PER SHARE (Note 13)                                  ($0.08)                 $0.07
Shares used in fully diluted computation                                     11,515,287             11,066,974
===============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION


CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED)
(Expressed in thousands of U.S. dollars except per share amounts)

9 MONTHS ENDED SEPTEMBER 30                                                    1996                   1995
===========================================================================================================
REVENUES
     Software sales                                                          $4,176                    503
     Book sales                                                                 319                      -
     Software royalties and license fees                                         80                     15
     Other                                                                       20                     39
-----------------------------------------------------------------------------------------------------------
                                                                              4,595                    557
-----------------------------------------------------------------------------------------------------------
COST OF SALES
     Direct cost of sales                                                     3,095                    409
     Royalties                                                                  117                     16
-----------------------------------------------------------------------------------------------------------
                                                                              3,212                    425
-----------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                  1,383                    132
-----------------------------------------------------------------------------------------------------------
OPERATING AND CORPORATE EXPENSES
     Administration, office, and travel                                         504                    263
     Consultants and directors fees, salaries and employee benefits           1,831                    399
     Accounting, legal and other professional fees                              471                    194
     Marketing, catalog and trade show costs                                    697                     40
     Depreciation and amortization                                              826                     90
     Rent                                                                       148                     87
-----------------------------------------------------------------------------------------------------------
                                                                              4,477                  1,073
-----------------------------------------------------------------------------------------------------------
                                                                             (3,094)                  (941)
-----------------------------------------------------------------------------------------------------------
OTHER
     Net interest (expense) income                                             (249)                   (20)
     Net gain on recovery of doubtful receivables                                10                    131
     Gain on sale of shares                                                     573                    123
     Provision for loss on settlement of note                                  (179)                     -
     Other                                                                        2                    (18)
-----------------------------------------------------------------------------------------------------------
                                                                                157                    216
-----------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                          (2,937)                  (725)
-----------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note 11)
Quebec industrial condominium rental property                                     -                      9
Minerals recovery project                                                         -                   (287)
Oil and gas working and royalty interests                                       (26)                 1,330
-----------------------------------------------------------------------------------------------------------
                                                                                (26)                 1,052
-----------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                           ($2,963)                  $327
DEFICIT, beginning of period                                                (25,626)               (24,802)
-----------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                                     ($28,589)              ($24,475)
===========================================================================================================
PRIMARY (LOSS) INCOME PER SHARE (Note 13)                                    ($0.26)                 $0.03
Shares used in primary computation                                       11,421,313             10,851,476
FULLY DILUTED (LOSS) INCOME PER SHARE (Note 13)                              ($0.26)                 $0.03
Shares used in fully diluted computation                                 11,421,313             11,066,974
===========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION



CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (UNAUDITED) (Expressed in thousand of U.S. dollars)

9 MONTHS ENDED SEPTEMBER 30                                                 1996                   1995
========================================================================================================
OPERATING ACTIVITIES
     Net loss from continuing operations                                 ($2,937)                 ($725)
     Non-cash items:
     Amortization and depreciation                                           826                    146
     Gains on disposal of investments                                       (573)                  (123)
     Provision for loss on settlement of note                                179                      -
     Net increase in non-cash working capital items                         (178)                  (389)
--------------------------------------------------------------------------------------------------------
     CASH USED FOR CONTINUING OPERATIONS                                  (2,683)                (1,091)
--------------------------------------------------------------------------------------------------------
     Net (loss) income from discontinued operations                          (26)                 1,051
     Non-cash items:
     Amortization                                                              -                    146
     Costs (gain) on disposal of discontinued operations                      26                   (867)
--------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY DISCONTINUED OPERATIONS                                  -                    330
--------------------------------------------------------------------------------------------------------
     CASH USED FOR OPERATING ACTIVITIES                                   (2,683)                  (761)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Net term debt issuances                                                 534                  1,731
     Issuances of common stock                                             2,113                    539
--------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY FINANCING ACTIVITIES                                 2,647                  2,270
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Acquisitions of multimedia software businesses                         (641)                (5,650)
     Net (additions) disposals of other assets                               (97)                    69
     Collection of notes receivable                                            -                  1,170
     Net proceeds from disposal of PLI shares                                670                      -
     Net (purchase of) proceeds from sales of Madison shares                  (7)                   156
     Sale of oil and gas working and royalty interests                         -                  3,318
     Minerals recovery project                                                 -                   (365)
--------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                      (75)                (1,302)
--------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                             (111)                   207

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,419                  1,199
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $1,308                 $1,406
========================================================================================================


================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
9 MONTHS ENDED SEPTEMBER 30, 1996
================================================================================


NOTE 1.  OPERATIONS

The Company is incorporated under the Canada Business Corporations Act and has operated historically as a diversified holding company. On August 25, 1995, the Company focused on the multimedia CD-ROM software business with the purchase of all of the assets, and the assumption of certain liabilities, of a group of affiliated companies doing business under the trade name Educorp. These affiliated companies now operate as part of Educorp Multimedia, a wholly-owned multimedia software publishing and distribution subsidiary. Effective January 1, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., a book and multimedia software developer and publisher. This business now also operates as part of Educorp Multimedia. In addition, the Company continues to hold a large minority shareholding in Polish Life Improvement S.A., a Polish retailer co-founded by the Company in 1993.

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

In the opinion of management, all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 1996, are of a normal recurring nature and have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of the Company, Hariston Corporation, and its wholly-owned subsidiaries: EuroEastern Investment Corp., Educorp Multimedia, Inc., Educorp Direct, Inc., and HighText Interactive, Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

NOTE 3.  PURCHASE OF HIGHTEXT

Effective January 1, 1996, a newly incorporated wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., a company

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
9 MONTHS ENDED SEPTEMBER 30, 1996
================================================================================


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

Pro forma results of operations, as though the purchase of HighText had ocurred on January 1, 1995, are not presented in these interim financial statements as the effect on the Company's 1995 results of operations would not be material.

NOTE 4.  SUMMARY OF SECURITIES ISSUED DURING THE THIRD QUARTER

On September 27, 1996, the Company issued 1.2 million units by private placement, for total cash proceeds of $1.2 million. Each unit consisted of one common share, one-half A warrant and one-half B warrant. Each A warrant allows the holder to purchase one common share of Hariston at a price of $1.75 per share if exercised on or before September 27, 1997. Each B warrant allows the holder to purchase one common share of Hariston at a price of $2.50 per share if exercised on or before September 27, 1998. Further, B warrants are only exercisable to the extent an equivalent number of A warrants have been previously exercised.

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
9 MONTHS ENDED SEPTEMBER 30, 1996
================================================================================


NOTE 5.  SUMMARY OF OPTIONS GRANTED DURING THE THIRD QUARTER

Date Option          Number of Shares                                     Option                 Option
Granted              under Vested Option      Optionee                    Exercise Price         Expiry Date
===================================================================================================================
July 17, 1996            40,000              James P. Angus                    1.25             July 17, 2003
July 17, 1996            40,000              Nuno Brandolini                   1.25             July 17, 2003
July 17, 1996            40,000              Neil S. MacKenzie                 1.25             July 17, 2003
July 17, 1996           250,000              J. V. McGoodwin                   1.25             July 19, 1999
July 17, 1996            90,000              Nicholas Mosich                   1.25             July 17, 2003
July 17, 1996            50,000              L. James Porter                   1.25             July 17, 2003
-------------------------------------------------------------------------------------------------------------------
August 16, 1996          40,000              James P. Angus                    1.25             August 16, 2003
August 16, 1996         133,333              Nuno Brandolini                   1.25             August 16, 2003
August 16, 1996          40,000              Neil S. MacKenzie                 1.25             August 16, 2003
August 16, 1996         100,000              Kevin R. McCarthy                 1.25             August 16, 2003
August 16, 1996          63,333              L. James Porter                   1.25             August 16, 2003
-------------------------------------------------------------------------------------------------------------------

By resolutions dated July 17 and August 16, 1996, Hariston's Board resolved to cancel the 1995 Stock Option Plan and all outstanding option grants thereunder, and to create the 1996 Stock Option Plan and the 1996 Stock Option Plan No. 2. Stock option grants under the 1996 Stock Option Plan vested immediately as of the date of grant. Stock option grants under the 1996 Stock Option Plan No. 2 vest as follows: one-third immediately as of the date of grant, one third to vest as of August 16, 1997 and the remainder to vest as of August 16, 1998. The vested option grants during the third quarter are shown in the schedule above. Total option grants in the third quarter under the 1996 plans consisted of options to purchase 1,280,000 shares at $1.25 per share granted to employees, and options to purchase 360,000 shares at $1.25 per share granted to directors.


NOTE 6.  AUTHORIZED AND ISSUED SHARE CAPITAL AS OF SEPTEMBER 30, 1996

Class                Par Value               Authorized Number      Issued Number               Amount
===================================================================================================================
Common               None                    Unlimited              12,663,113                  $31,999,167


NOTE 7.  SHARES IN ESCROW OR SUBJECT TO POOLING AS OF SEPTEMBER 30, 1996

The common shares issued on September 27, 1996 as described in Note 4 were issued in a Regulation S foreign private placement not registered under the Securities Act of 1933. The shares were accordingly placed in escrow for the duration of a mandatory forty day hold period.

NOTE 8.  LIST OF DIRECTORS AS OF SEPTEMBER 30, 1996 (Note 14)

Nuno Brandolini   James P. Angus    Neil S. MacKenzie    Kevin R. McCarthy
(Chairman)        L. James Porter

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
9 MONTHS ENDED SEPTEMBER 30, 1996
================================================================================


NOTE 9.  OPTIONS AND WARRANTS OUTSTANDING AS OF SEPTEMBER 30, 1996

                                Number of Shares              Exercise    Market Price
OPTION ISSUE TYPE               under Vested Option           Price       on Date of Grant      Expiry Date
===================================================================================================================
Employee options                      10,000                   1.86            2.49             November 30, 1997
Employee options                      10,000                   3.15            4.57             February 17, 1998
Director options                      20,000                   3.53            4.57             March 31, 1998
-------------------------------------------------------------------------------------------------------------------
Employee options                     250,000                   1.25            1.13             July 19, 1999
Employee options                     140,000                   1.25            1.13             July 17, 2003
Director options                     120,000                   1.25            1.13             July 17, 2003
-------------------------------------------------------------------------------------------------------------------
Employee options                     296,666                   1.25            1.25             August 16, 2003
Director options                      80,000                   1.25            1.25             August 16, 2003
                                  ----------
                                     926,666
                                  ==========


                                             Number       Exercise        Market Price
WARRANT HOLDER                               of Shares    Price           on Date of Grant      Expiry Date
=====================================================================================================================
Commonwealth Consulting Corporation            125,000      2.25               2.62             December 31, 1996
Dahlia Financial                               150,000      1.75               1.06             September 27, 1997
Dahlia Financial                               150,000      2.50               1.06             September 27, 1998
Daryl Jamison                                  125,000      2.25               2.62             December 31, 1996
Near East Commercial Bank SAL                  625,000      4.00               5.00             November 21,1997
Kinaro S.A.                                    250,000      2.50               2.25             August 24, 2000
Neval Management Ltd.                          250,000      2.50               2.25             August 24, 2000
Privatim Finanz A.G.                           250,000      2.50               2.25             August 24, 2000
Silvercreek Investments, Ltd.                  150,000      1.75               1.06             September 27, 1997
Silvercreek Investments, Ltd.                  150,000      2.50               1.06             September 27, 1998
Tross Ltd.                                     150,000      1.75               1.06             September 27, 1997
Tross Ltd.                                     150,000      2.50               1.06             September 27, 1998
Wallington Investments Ltd.                    150,000      1.75               1.06             September 27, 1997
Wallington Investments Ltd.                    150,000      2.50               1.06             September 27, 1998
Zocal Foundation                               250,000      2.50               2.25             August 24, 2000
                                             ---------
                                             3,075,000
                                             =========

NOTE 10.  RECONCILIATION TO U.S. GAAP

In certain respects, Canadian generally accepted accounting principles differ from U.S. generally accepted accounting principles. If U.S. GAAP were to be applied, the following difference would exist:

(Expressed in thousands of U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 1996
Net loss according to Canadian GAAP                                                                 ($2,963)
Non cash compensation expense                                                                           (59)
-------------------------------------------------------------------------------------------------------------------
NET LOSS ACCORDING TO U.S. GAAP                                                                     ($3,022)

There would be no differences in net assets or shareholders' equity.

                              HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
9 MONTHS ENDED SEPTEMBER 30, 1996
================================================================================


The above variance in the net loss figure results from the difference in the accounting treatment for employee stock options. During 1995, options to purchase shares of the Company were issued to employees and directors at prices below the traded price of the stock on the measurement date. Under U.S. GAAP, the difference in value must be recognized as a non-cash compensation expense over the period during which the options vest, regardless of whether the options expire or are cancelled before exercise (Note 5). Under Canadian GAAP, the issuance, exercise, expiration or cancellation of employee stock options does not affect the reported profitability of the Company.

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

NOTE 12.  INVESTMENTS

                                                                                                   Amount
                                                                                                ============
Polish Life Improvement S.A.
       1,657,205 shares owned as of December 31, 1995                                            $1,123,420
       143,481 shares sold January 1 to September 30, 1996                                          (97,266)
                                                                                                 ----------
       1,513,724 shares owned as of September 30, 1996                                           $1,026,154
       Collateral interest in 1.4 million shares under note receivable in default                   832,714
       Provision for estimated loss on settlement of note                                          (178,500)
                                                                                                 ----------
                                                                                                 $1,680,368
Madison Holdings Limited                                                                              7,304
                                                                                                 ----------
Investments as of September 30, 1996                                                             $1,687,672
                                                                                                 ==========

NOTE 13.  LOSS PER SHARE

Primary and fully diluted loss per share have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Stock options and warrants have not been included in these calculations as their impact would be antidilutive.

NOTE 14.  CHANGES IN MANAGEMENT AND BOARD OF DIRECTORS

As announced by news release dated July 18, 1996, effective July 19, 1996 J.V. McGoodwin resigned from the positions of President, Chief Executive Officer and as a Director of the Company. Concurrently, Nuno Brandolini was appointed Chief Executive Officer and elected Chairman of the Board, and Kevin R. McCarthy was appointed President and elected to the Board.

                           HARISTON CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

OVERVIEW

During the third quarter of 1996, Hariston completed one full calendar year of being primarily a multimedia CD-ROM publisher and distributor. Previously, the Company had participated in such diverse businesses and investments as environmental remediation technology, oil and gas working and royalty interests, receivables factoring, and retailing of sports memorabilia and commemorative coins. The Company continues to participate in retailing in Poland through its minority shareholding in Polish Life Improvement S.A. ("PLI"), an operator of hardware stores in Poland. Management currently intends to rationalize the Company's U.S. multimedia operations and expand the Company's investment activities in Poland.

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

Founded in 1984, Direct is a San Diego, California based publisher and direct mail distributor of CD-ROM multimedia software. Through its catalogs, Direct offers what is believed to be one of the largest selections of consumer CD-ROM software titles in the industry. In fiscal 1995, Direct mailed more than two million catalogs and newsletters to its customer base. From January 1 to September 30, 1996, Direct mailed 2,140,000 catalogs and newsletters to its customer base. Direct is also involved in the development and publishing of software titles as well as wholesale and international distribution.

Founded in 1990, HighText is a San Diego, California based developer and publisher of books and educational CD-ROM software titles. HighText's primary emphasis is on the development of educational multimedia software for the adult consumer, higher education, and corporate markets. HighText has released ten software titles to date as part of its Crash Course product series. These titles are distributed through catalog sales direct to end-users and by wholesale dealers to college and specialty bookstores, and computer software stores.

By news release dated September 27, 1996, the Company announced that its new management team had completed a review of the Company's operations and had concluded that a change in strategic direction would be in the best interests of shareholders. Under the direction of Nuno Brandolini, the Company's recently appointed Chairman and Chief Executive Officer, management decided that Hariston's resources should be concentrated on further investments in Poland. This decision follows Hariston's successful investment in PLI, a company it co-founded in February, 1993. While Hariston continues to retain a large minority investment in PLI, directly and through a collateral position for a note receivable, during the second and third quarters the Company affirmed the liquidity and value of its investment by selling a limited number of PLI shares in public trades on the parallel market of the Warsaw Stock Exchange.

Given the disappointing results of the Company's multimedia operations and new management's stated intention to focus the Company's resources on Poland, the Company is considering various alternatives in order to maximize the value of its investment in these multimedia operations. Such alternatives may include but are not limited to: (1) the disposition of the operations in whole or in part, (2) the merger with or acquisition of complementary businesses, (3) the development of new distribution channels, and (4) international expansion of the business. No assurances can be given that these or any other activities will be undertaken or if undertaken will be successful.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

CORPORATE STRUCTURE

During June, 1995, Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation. In July, 1995, CD-Soft Corporation incorporated a wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of a group of businesses operating under the trade name Educorp. Effective March 8, 1996, this subsidiary was renamed Educorp Direct, Inc.

In December, 1995, CD-Soft Corporation formed a second wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of HighText Publications, Inc. Effective January 22, 1996, this subsidiary was renamed HighText Interactive, Inc.

In March, 1996, CD-Soft Corporation was merged into Educorp Multimedia, Inc. ("Educorp Multimedia"), a wholly-owned Delaware subsidiary of Hariston formed in January, 1996. Upon this merger, Educorp Multimedia became the holding company for all of Hariston's book and multimedia CD-ROM development, publishing, and distribution operations.

In October, 1995, Hariston formed a wholly-owned Delaware subsidiary, EuroEastern Investment Corp. ("EuroEastern"), for the purpose of pursuing investment opportunities in central and eastern Europe. This company has been largely inactive to date.


CHANGES IN MANAGEMENT AND BOARD OF DIRECTORS

As announced by news release dated July 18, 1996, effective July 19, 1996 James
V. McGoodwin resigned as Hariston's President and Chief Executive Office. He also resigned from the Company's Board, and from his positions with Hariston's affiliated and subsidiary companies. Concurrently, Nuno Brandolini, a Hariston Director and President of Hariston's wholly-owned subsidiary EuroEastern Investment Corporation, was appointed as Hariston's Chief Executive Officer and was elected Chairman of the Board, and Kevin R. McCarthy was appointed as Hariston's President and was elected to the Board.

Mr. McGoodwin had served as a Director and Officer of the Company since December, 1994 and left to pursue other interests. He agreed to assist with an orderly management transition, for which the Company has agreed to pay him, through his private company McGoodwin James & Co., payments through the period ending December 31, 1996.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company incurred a consolidated net loss of $2,963,822 for the nine months ended September 30, 1996. Of this loss, $2,081,694 was attributable to Educorp Multimedia and its subsidiaries, $778,002 to Hariston, and $104,126 to EuroEastern. Of the $2,081,694 loss attributable to the Company's multimedia operations, $976,575 arose from the Direct operations, $610,340 from the HighText operations, and the remainder was due to operating and corporate expenses incurred at the Educorp Multimedia level. Of the $778,002 loss incurred at the Hariston legal entity level, $231,696 was attributable to interest expense on debt, and the remainder related primarily to corporate administration and overhead costs.

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

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996.


EDUCORP DIRECT

On August 25, 1995, Hariston, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of a group of businesses now operated under the name Educorp Direct for a purchase price of $6,067,071. This transaction was accounted for as a purchase.

Direct generated revenues of $4,180,498 for the nine months ended September 30, 1996, comprised of $3,098,376 from retail sales to end-users, $1,001,848 from sales to dealers, and $80,274 from software royalties and license fees. Direct realized gross profit of $1,218,349 for the nine months ended September 30, 1996, incurred a loss for the period of $281,168 before interest, depreciation and amortization, and incurred a net loss after these items of $976,575.

         RETAIL SOFTWARE SALES
Retail software sales for the nine months ended September 30, 1996 of $3,098,376 declined 14% relative to retail software sales of $3,618,299 for the same period during 1995. The primary reasons for the decline in same period sales were, first, the 14% decline in the average CD-ROM retail price realized by Direct in 1996, $29.80 as compared to $34.56 in the same period in 1995; and second, the discontinuance, in the second half of 1995, of sales of certain software titles that were incompatible with the Company's future business plans.

Second quarter, 1996 sales were also adversely affected by a delay in the mailing of a catalog due to the implementation of a new Management Information System by Direct. Implementation of the new system required an allocation of resources for both training and problem resolution.

Other factors adversely affecting nine month sales included a significant slowdown in the software industry in general during the first half of 1996, and with respect to sales of Macintosh CD-ROM titles, the widely publicized problems at Apple Computer.

International retail software sales were $525,754, or 17% of total retail sales, for the nine months ended September 30, 1996, versus $524,487 or 15% of total retail sales for the comparable prior year period. The increase in international retail sales as a percentage of total retail sales was primarily due to the decline of domestic software sales as described above.

         DEALER SOFTWARE SALES
Dealer software sales for the nine months ended September 30, 1996 of $1,001,848 declined 37% relative to dealer software sales of $1,586,570 for the same period during 1995. The decline in same period sales primarily reflects lower unit sales volume due to an increased level of competition, arising partly from new distribution channels that have opened for the supply of CD-ROM titles to dealers. These new channels include a trend towards publishers selling their titles directly to dealers. Additionally, there was a 13% decrease in the average CD-ROM dealer price realized by Direct. The average price realized was $26.90 for the first nine months of 1996 as compared to $30.85 for the first nine months of 1995.

International dealer software sales were $813,822, or 81% of total software sales to dealers, for the nine months ended September 30, 1996, versus $1,198,084 or 76% for the comparable prior year period. The 32% decline in international dealer sales reflected smaller international order sizes due to an increasing number of publishers seeking direct distribution to foreign dealers. However, international dealer sales represented a larger percentage of the Company's sales to dealers reflecting the fact that there were more distribution sources available to domestic dealers than to foreign dealers.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

         HARDWARE SALES
The Company decided in early 1995 to discontinue selling computer hardware. As a result, there were no retail sales of hardware for the nine months ended September 30, 1996. During the comparable period of 1995, retail hardware sales were $107,900. The decision to terminate this product line was based on the relatively low gross profit margins realized by hardware relative to CD-ROM software, and the relatively high inventory maintenance costs of hardware as compared to those of CD-ROM software.

         ROYALTIES AND LICENSE FEES
Royalties and license fees of $80,274 for the nine months ended September 30, 1996 decreased 76% relative to royalty and license fees of $334,120 for the same period during 1995. The primary reason for the decrease was the expiration during 1996 of a bundling license the Company had negotiated with Apple Computer. Under the terms of the license, Apple Computer had bundled educational software titles published by the Company with sales of certain computers.

         GROSS PROFIT
Direct realized a gross profit of $1,218,349 for the nine months ended September 30, 1996, representing 29% of revenues. Comparative nine month figures for 1995 (i.e. prior to Educorp's acquisition by Hariston) are not readily available; however, historically the Educorp operations realized a higher gross profit. The decline of 1996 results from historical levels primarily reflects the lower realized prices per title as a result of increased competition, the discontinuance of a higher margin product line that was incompatible with the Company's business plans, and the reduced share of higher margin self-published titles.

         OPERATING AND CORPORATE EXPENSES
Operating and corporate expenses were $2,189,324 for the nine months ended September 30, 1996, representing approximately 52% of revenues for the period. This figure includes amortization of goodwill and other intangibles arising from the August 25, 1995 acquisition of the Direct operations. After adjusting for this amortization expense of $656,108, operating and corporate expenses were $1,533,216 or 37% of total revenues for the period.


HIGHTEXT INTERACTIVE

Effective January 1, 1996, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., for a purchase price of $641,421. This transaction was accounted for as a purchase.

HighText generated revenues of $414,730 for the nine months ended September 30, 1996, comprised of $115,933 from retail sales to end-users, $278,535 from sales to dealers, and $20,262 from technical documentation fees. HighText realized a gross profit of $164,562 for the nine months ended September 30, 1996, and incurred a net loss for the period of $610,340.

         SOFTWARE SALES
Software sales for the nine months ended September 30, 1996 were $75,529, comprised of $35,799 sales to end-users and $39,730 sales to dealers. HighText realized an average CD-ROM title price of $21.59. Comparable results for 1995 are not readily available.

HighText's first CD-ROM title was published in May, 1995, followed by two additional titles in November, 1995. During the first quarter of 1996, HighText focused on the development of seven additional titles, at the expense of developing distribution for existing products. During the second quarter, HighText substantially completed the development of the seven software titles and commenced the development of seven new software titles. During the third quarter, HighText substantially completed the development of three software titles. As of September 30, 1996, HighText had ten software titles available for sale, three software titles in beta testing, and four software titles under development, for a total of seventeen software

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

titles. HighText's software sales increased from $12,063 in the first quarter to $14,733 in the second quarter and $48,733 in the third quarter.

         BOOK SALES
Sales for the nine months ended September 30, 1996 were $318,939, consisting of $80,134 retail sales to end-users and $238,805 sales to dealers. HighText realized an average book price of $19.31 during the nine months ended September 30, 1996. By comparison, for the nine months ended September 30, 1995, retail sales were $72,347 and dealer sales were $231,360.

HighText published its first book title in June, 1991. As of January 1, 1996, HighText had published fifteen book titles. During the nine months ended September 30, 1996, HighText published one additional book title. As of September 30, 1996, HighText had three book titles under development.

         OPERATING AND CORPORATE EXPENSES
The most significant components of HighText's $771,102 of operating and corporate expenses for the nine months ended September 30, 1996 were salary costs totaling $331,014, marketing and trade show costs of $227,811, and depreciation and amortization expense of $116,103. HighText expenses the costs of developing new software and book titles as they are incurred. During the period January 1 to September 30, 1996, HighText had fourteen software and four book titles under development.


EDUCORP MULTIMEDIA OPERATING AND CORPORATE EXPENSES

The majority of Educorp Multimedia's $487,057 of non-consolidated operating and corporate expenses for the nine months ended September 30, 1996 arose from general, administrative and salary costs, including $101,849 of accounting and legal fees, $314,196 of salaries and consultants fees, and $31,250 of recruiting fees. These costs reflected legal and accounting costs incurred in connection with the January 1, 1996 acquisition of HighText, and costs attributable to the building of a management structure at the Educorp Multimedia level. There are no prior year comparable figures for Educorp Multimedia as it was incorporated in January, 1996 and although its predecessor, CD-Soft Corporation, was incorporated in June, 1995, it remained an inactive holding company during the comparable prior year period.


HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

Due to the divestitures during 1995 of Hariston's operating businesses and the subsequent acquisition of new businesses, Hariston's non- consolidated operating and corporate expenses for the nine months ended September 30, 1996 of $925,979 are not directly comparable to the $885,000 of costs for the same period of a year earlier. The majority of Hariston's non-consolidated operating and corporate expenses for the nine months ended September 30, 1996 consisted of $329,284 of accounting and legal fees, $283,392 of salaries, directors fees and consultants fees, $108,606 of shareholder communications costs including transfer agent and investor relations firm fees, $53,724 of insurance costs, $39,212 of rent expense, and $37,131 of travel costs. Hariston incurred exceptional salaries and consultants fees during the third quarter due to the closure of its Costa Mesa, California offices. Hariston incurred significant non-recurring legal and accounting fees during the first and second quarters as a consequence of the filings and disclosures required in connection with the August 25, 1995 acquisition of Direct and the January 1, 1996 acquisition of HighText. Hariston also incurred significant non-recurring legal, accounting and other professional fees during the nine months ended September 30, 1996 due to the restructuring proposals under examination by the Company.

The majority of EuroEastern's non-consolidated operating and corporate expenses, totaling $104,126, consisted of $63,176 of salaries and consultants fees and $31,852 of rent expense. There are no prior year comparable figures for EuroEastern as it was incorporated in October, 1995.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company incurred a consolidated net loss of $954,287 for the three months ended September 30, 1996, as compared to net income of $726,000 for the same period of the prior year. Eliminating the impact of discontinued operations, the Company incurred a net loss of $189,000 for the same period of the prior year. Of the third quarter 1996 loss, $823,382 was attributable to Educorp Multimedia and its subsidiaries, $87,235 to Hariston, and $43,670 to EuroEastern. Of the $823,382 loss attributable to the Company's multimedia operations, $358,656 arose from the Direct operations, $273,183 from the HighText operations, and the remainder was due to operating and corporate expenses incurred at the Educorp Multimedia level. Of the $87,235 loss incurred at the Hariston legal entity level, $68,221 was attributable to interest expense on debt, and the remainder related primarily to corporate administration and overhead costs.

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

The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the three months ending December 31, 1996.


EDUCORP DIRECT

Direct generated revenues of $1,199,412 for the three months ended September 30, 1996, comprised of $875,474 from retail sales to end users, $322,436 from sales to dealers, and $1,502 from software license fees. Direct realized a gross profit of $362,615 for the third quarter of 1996, incurred a loss of $125,459 before interest, depreciation and amortization, and a net loss for the quarter of $358,656.

         RETAIL SOFTWARE SALES
Retail software sales for the quarter ended September 30, 1996 of $875,474 declined 15% relative to retail software sales of $1,034,993 for the same period during 1995. The primary reasons for the decline in same period sales were, first, the decline in the average CD-ROM retail price realized by Direct in 1996; second, the discontinuance, in the second half of 1995, of sales of certain software titles that were incompatible with the Company's future business plans; and third, the widely publicized problems at Apple Computer.

International retail software sales were $146,955, or 17% of total retail sales, for the three months ended September 30, 1996, versus $153,378 or 15% of total retail sales for the comparable prior year period. The increase in international retail sales as a percentage of total retail sales was primarily due to the decline of domestic software sales as described above.

         DEALER SOFTWARE SALES
Dealer software sales for the quarter ended September 30, 1996 of $322,436 declined 34% relative to dealer software sales of $489,632 for the same period during 1995. The decline in same period sales

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

primarily reflects lower unit sales volume due to an increased level of competition, arising partly from new distribution channels that have opened for the supply of CD-ROM titles to dealers. These new channels include a trend towards publishers selling their titles directly to dealers. Additionally, there was a decrease in the average CD-ROM dealer price realized by Direct.

International dealer software sales were $275,430, or 85% of total software sales to dealers, for the three months ended September 30, 1996, versus $401,021 or 82% for the comparable prior year period. The 31% decline in international dealer sales reflected smaller international order sizes due to an increasing number of publishers seeking direct distribution to foreign dealers.

         ROYALTIES AND LICENSE FEES
Royalties and license fees of $1,502 for the quarter ended September 30, 1996 compare to royalty and license fees of $71,570 for the same period during 1995. The primary reason for the decrease was the expiration during 1996 of a bundling license with Apple Computer.

         GROSS PROFIT
Direct realized a gross profit of $362,615 for the quarter ended September 30, 1996, representing 30% of revenues. Comparative figures for the full three months ended September 30, 1995 (i.e. including the period prior to Educorp's August 25, 1995 acquisition by Hariston) are not readily available. However, for the five weeks from August 25, 1995 to September 30, 1995, Direct realized a gross profit of $125,000 on revenues of $550,000, for a gross profit margin of 23%. Cost of sales included a one-time inventory adjustment relating to the acquisition. Without this adjustment, Direct would have earned a gross profit margin for the five weeks ending September 30, 1995 of 33%. The 3% reduction in comparable margin from third quarter, 1995 to third quarter, 1996 primarily reflects lower realized prices per title as a result of increased competition.

         OPERATING AND CORPORATE EXPENSES
Operating and corporate expenses were $714,675 for the quarter ended September 30, 1996, representing approximately 60% of revenues for the quarter. This figure includes amortization of goodwill and other intangibles arising from the August 25, 1995 acquisition of the Direct operations. After adjusting for this amortization expense of $218,014, operating and corporate expenses were $496,661 or 41% of total revenues for the quarter.


HIGHTEXT INTERACTIVE

Effective January 1, 1996, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets and assumed certain liabilities of HighText Publications, Inc.

HighText generated revenues of $199,629 for the three months ended September 30, 1996, comprised of $50,343 from retail sales to end-users and $149,286 from sales to dealers. HighText realized a gross profit of $61,395 for the third quarter, 1996, and incurred a net loss for the quarter of $273,183.

         SOFTWARE SALES
Software sales for the quarter ended September 30, 1996 were $48,733, consisting of $23,933 sales to end-users and $24,800 sales to dealers. Comparable results for 1995 are not readily available.

During the third quarter, 1996, HighText substantially completed the development of three software titles. As of September 30, 1996, HighText had ten software titles available for sale, three software titles in beta testing, and four software titles under development, for a total of seventeen software titles.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

         BOOK SALES
Sales for the quarter ended September 30, 1996 were $150,896, consisting of $29,474 retail sales to end-users and $121,422 sales to dealers. By comparison, for the three months ended September 30, 1995, retail sales were $22,111, and dealer sales were $81,612.

During the third quarter, 1996, HighText published no further book titles and continued development of three book titles.

         OPERATING AND CORPORATE EXPENSES
The most significant components of HighText's $334,193 of operating and corporate expenses for the quarter ended September 30, 1996, were salary costs totaling $146,452, marketing and trade show costs of $85,906, and depreciation and amortization expense of $75,945. HighText expenses the costs of developing new software and book titles as they are incurred.

EDUCORP MULTIMEDIA OPERATING AND CORPORATE EXPENSES

The majority of Educorp Multimedia's $183,820 of non-consolidated operating and corporate expenses for the quarter ended September 30, 1996 arose from general, administrative and salary costs, including $168,495 of salaries and consultants fees. There are no prior year comparable figures for Educorp Multimedia as it was incorporated in January, 1996 and its predecessor, CD-Soft Corporation, although incorporated in June, 1995, remained an inactive holding company during the comparable prior year period.


HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

Due to the divestitures during 1995 of Hariston's operating businesses and the subsequent acquisition of new businesses, Hariston's non- consolidated operating and corporate expenses for the quarter ended September 30, 1996 of $350,342 are not directly comparable to the $153,000 of costs for the same period of a year earlier. The majority of Hariston's non-consolidated operating and corporate expenses for the third quarter of 1996 consisted of $112,907 of salaries and consultants fees including severance payments, $110,678 of accounting and legal fees, $48,596 of shareholder communications costs, $27,309 of travel costs and $13,035 of insurance costs. Hariston incurred exceptional salaries and consultants fees during the third quarter due to the closure of the Costa Mesa, California offices.

The majority of EuroEastern's non-consolidated operating and corporate expenses, totaling $43,670, were general, administrative and salary costs. There are no prior year comparable figures for EuroEastern as it was incorporated in October, 1995.


INVESTMENTS

POLISH LIFE IMPROVEMENT S.A.

PLI is a public Polish company which during 1995 applied for its shares to be listed and traded on the Warsaw Stock Exchange. Approval for share trading was obtained in early 1996, and on February 5, 1996, PLI's shares began trading on the parallel market of the Warsaw Stock Exchange. Hariston co-founded PLI in 1993 and currently holds a large minority interest in the company.

PLI is a retail operator of five home improvement stores in Poland, operated under the name NOMI, and was previously also the operator of eight supermarkets in Poland, operated under the name MAX.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

In December, 1995 PLI sold a 51% interest in its former supermarket subsidiary for $10.5 million, to a joint venture controlled by Royal Ahold NV, one of the world's largest food retailers with headquarters in the Netherlands. As announced by news release dated July 11, 1996, PLI has additionally sold its remaining 49% interest to the Royal Ahold joint venture for $9.4 million.

As of September 30, 1996, 2,613,724 shares in PLI were reported on Hariston's balance sheet, at an average cost of approximately $0.64 per share. These include 1.1 million shares out of a total of 1.4 million shares which the Company agreed in 1994 to sell to a third party and for which it received a promissory note that is presently in default. The promissory note is secured by the 1.4 million shares; however, Hariston does not control or vote these shares. Management has determined that collection on the note is not reasonably assured and is discussing with the purchaser arrangements for the return of the shares. Based on present negotiations, the Company has provided in its third quarter results for $178,500 of estimated loss on settlement of the collateral claim under the note receivable.

Not including the 1.4 million PLI shares discussed above, Hariston's percentage ownership in PLI is approximately 21%. Management is of the opinion that due to the Company's minority ownership position in PLI, Hariston has not been able to exercise significant influence over the operating, investing, and financial policies of PLI and therefore the investment in PLI shares is accounted for on the cost method.

During the second and third quarters, the Company sold a limited number of PLI shares in public trades on the parallel market of the Warsaw Stock Exchange. The Company sold 128,346 PLI shares during the third quarter realizing net proceeds of $600,444. During 1996 to date, Hariston has sold a total of 143,481 PLI shares realizing net proceeds of approximately $670,000.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash balances of $1,307,761, a working capital ratio of 0.52 and a debt/equity ratio of 1.80. The Company's principal capital requirements include working capital to finance the multimedia operations including the development of new multimedia CD-ROM titles, capital to fund debt repayments, and capital to effect the acquisition of businesses or investments in the future.

Historically, the Company has required capital to finance operating losses, having incurred operating losses in each year after 1990. As of September 30, 1996, the Company had an accumulated deficit of $28,588,806. The Company has continued to experience negative operating cash flows.

Based on historical results and management's expectations for future operations, the Company expects that the Direct operations will require modest capital infusion to cover their operating requirements for the immediate future. However, with the need to finance HighText's product development efforts, Educorp Multimedia's and Hariston's general corporate expenses, and Hariston's debt repayments, the Company will have to raise additional equity and/or debt capital in 1996 or early 1997, or sell assets or business units within this time-frame. Management is currently considering a number of alternatives.

There is no assurance that cash flows from operations will be sufficient to meet operating requirements, that additional debt or equity financing will be available on terms acceptable to the Company, or that the Company will be able to conclude the sale of assets or business units on terms acceptable to the Company.

In order to finance working capital needs, during the third quarter the Company raised $1,200,000 from the private placement of shares and share purchase warrants.

Also during the third quarter, the Company continued limited sales of PLI shares on the parallel market of the Warsaw Stock Exchange. To date, 143,481 PLI shares have been sold raising net proceeds of

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
================================================================================

approximately $670,000. The proceeds of sales to date have been primarily invested in the operations of Educorp Multimedia and its subsidiaries. Importantly, these share sales have also served to demonstrate the liquidity and value of the Company's investment in PLI. The Company continues to own outright in excess of 1.5 million PLI shares, not including shares pledged to the Company as collateral on a note receivable that is in default.

The ability of the Company to continue to effectively manage its working capital and ultimately, to attain profitability, is dependent upon a number of factors including but not limited to: competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's operations, the timely development and introduction of new products which address market needs, and continuing access to investment capital.


SEASONALITY OF BUSINESS

Historically, the Educorp Multimedia operations have been subject to a seasonal effect during the "back to school" and year-end holiday buying seasons, commencing in August and peaking during the period November through January. To generate gift sales, Direct has historically timed the mailing of its catalogs to be received by potential customers during November and early December. Management expects that this seasonal effect will continue to have an impact for the foreseeable future.


FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking information, which may include but is not limited to information concerning the Company's business strategies, plans and objectives for product development and releases, marketing plans, financing plans and the settlement of a note receivable. These forward-looking statements are subject to risks and uncertainties, including technological uncertainties in the development and testing of new products, the impact of competitive products and pricing, the Company's ability to recruit and retain qualified personnel, the Company's ability to raise financing or sell assets, and other factors, which could cause actual results to differ from those projected.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 30, 1996, the Company held its annual meeting of stockholders. At the meeting, James P. Angus, Nuno Brandolini, Neil S. MacKenzie, Kevin R. McCarthy, and L. James Porter were elected to serve as directors of the Company for the ensuing year. In addition, the Report of the Directors, the Consolidated Financial Statements for the fiscal year ended December 31, 1995 and the Auditor's Report thereon were received, the appointment of Arthur Andersen & Co. as auditors for the Company was approved, and the amended and restated By-Laws were confirmed.

         The following table provides the number of votes cast for, against or withheld as to each matter submitted to a vote of stockholders at the meeting:

Matter

Election of Directors:                     For              Against          Withheld
---------------------                      ---              -------          --------
James P. Angus                             6,486,232            0            195,946
Nuno Brandolini                            6,486,201            0            195,977
Neil S. MacKenzie                          6,486,432            0            195,746
Kevin R. McCarthy                          6,593,652            0             88,526
L. James Porter                            6,486,342            0            195,836


Matter                                     For              Against          Withheld
------                                     ---              --------         --------
Appointment of Auditors                    6,663,363           9,905            8,910


Matter                                     For              Against          Withheld
------                                     ---              -------          --------
Confirmation of By-Laws                    2,929,229        142,146            35,380


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 3.2      Amended and Restated By-Laws of Hariston Corporation

Exhibit 4.8      1996 Hariston Corporation Stock Option Plan

Exhibit 4.9      1996 Hariston Corporation Stock Option Plan No. 2

(b)      Reports on Form 8-K

         On July 22, 1996, the Company filed a Current Report on Form 8-K with respect to the resignation of J.V. McGoodwin as Director, President and Chief Executive Officer of the Company and from his positions with the Company's affiliated and subsidiary companies. Nuno Brandolini was appointed Chairman and Chief Executive Officer of the Company, and Kevin McCarthy was appointed President of the Company and as a Director to hold office until the next shareholders meeting.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       HARISTON CORPORATION


Dated: November 19, 1996               By: /s/ L. James Porter
                                          ---------------------------------
                                          L. James Porter,
                                          Chief Financial Officer
                                          (Duly authorized officer and Principal
                                          Financial and Accounting Officer)