Form 10-K405
period 1996-12-31
HARISTON CORP
filed 1997-04-15
CIK 781885

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K
                      ------------------------------------

(MARK ONE)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  for the fiscal year ended December 31, 1996.

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          for the transition period from ____________ to ____________.

                          Commission file no.: 0-13966

                              HARISTON CORPORATION
             (Exact name of Registrant as specified in its charter)

                   CANADA                                        33-0645339
        (State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation or organization)

  1500 W. GEORGIA ST., SUITE 1555, VANCOUVER, BRITISH COLUMBIA CANADA V6G 2Z6
           (Address of principal executive offices)        (Zip Code)

      (Registrant's telephone number, including area code): (604) 685-8514

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                      ------------------------------------
                                  COMMON STOCK
                                (Title of Class)
                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold; or the average bid and asked prices of such stock, was: $785,113 at April 7, 1997.

     Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,663,113 shares of Common Stock, as of April 7, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933: None
================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

     Hariston Corporation ("Hariston" or the "Company") is a Canadian holding company which has historically made investments in a wide variety of start-up or early-stage businesses.

     In December 1994, the Company appointed a new Board of Directors and CEO. Following a review of the Company's investments, management recommended that Hariston sell all of its assets except the Company's investment in Polish Life Improvement S.A. ("PLI"), an early-stage retailer in Poland, and invest the proceeds in a business or businesses that might offer the potential to increase long-term shareholder value.

     In July 1995, Hariston sold the operating subsidiaries of its Metanetix Division ("Metanetix"), a development-stage technology concern engaged in the recovery of minerals from contaminated water at a Butte, Montana facility, to Consolidated Western and Pacific Resources Corp. (since renamed Synergy Resource Technologies Inc.), its partner in the development of the Butte project, for a purchase price of up to $7 million(1) with payments dependent upon the Butte project's future profitability. The Butte project has not yet achieved profitability and Hariston has received no sale proceeds to date.

     In August 1995, Hariston sold its ownership interests in Canadian oil and gas properties to a private third party for $2.4 million in cash and the assumption of $979,000 of debt. During this period, the Company also sold a portion of the shares it held in Madison Partners Limited ("Madison"), a Canadian public company engaged in the manufacture of consumer medical products. Madison subsequently experienced financial difficulty, its assets were seized by its secured creditors in January 1996, and its shares ceased trading immediately thereafter. Hariston currently owns an 8.6% interest in Madison (renamed Madison Holdings Limited in October 1996), and Madison's management has indicated that Madison is negotiating to acquire another operating business. It is anticipated that Madison's shares will recommence trading on the Canadian Dealing Network, an over-the-counter market associated with the Toronto Stock Exchange, once it recommences active business operations.

     In June 1995, Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation, to pursue acquisitions in the multimedia software industry. This subsidiary was subsequently merged into a Delaware subsidiary named Educorp Multimedia, Inc. ("Educorp"). Educorp is an early-stage company, positioned as a developer, publisher, and distributor of interactive multimedia software with an emphasis on adult education titles. In February, 1997, Hariston entered into a non-binding letter of intent to sell substantially all of the assets, and transfer certain of the liabilities, of Educorp and its subsidiaries to Legacy Software, Inc. ("Legacy") for proceeds of $1.8 million, such amount to be received entirely in the form of common shares of Legacy. Legacy's shares trade on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "LGCY".

     In August 1995, Educorp, through a wholly-owned subsidiary, acquired certain assets and liabilities of a CD-ROM catalog retailer and its affiliates, Gazelle Technologies, Inc. and Affiliates, doing business under the name "Educorp." Located in San Diego, this subsidiary has since been renamed Educorp Direct ("Direct"), with a strategic focus on the direct marketing and distribution of educational CD-ROM software. The businesses previously operated under the name "Educorp" may be deemed to be a predecessor of the Company. As described above, in February 1997 Hariston entered into a letter of intent to sell its multimedia software operations, including the Direct operations, to Legacy.

     In January 1996, Educorp, through a wholly-owned subsidiary, completed the purchase of certain assets and liabilities of a book and multimedia software publisher known as HighText Publications, Inc. Also located in San Diego, and since renamed HighText Interactive, Inc. ("HighText"), this subsidiary has focused on the development and publishing of interactive adult education multimedia software. As described above, in

---------------

(1)Unless otherwise indicated, all dollar amounts herein are in U.S. Dollars.

February 1997 HighText reached agreement to sell its book publishing operations back to the individuals who were previously the principals of HighText Publications, Inc., in return for Hariston being relieved of its obligation to pay consideration in the form of Hariston common stock to the individuals equivalent to the after-tax income of the book publishing operations over a five year period. Also in February 1997, Hariston entered into a letter of intent to sell its multimedia software operations, including the HighText multimedia software assets, to Legacy. In anticipation of its assets being sold, during the first quarter of 1997 HighText cut staffing and ceased development of multimedia CD-ROM titles. As of March 31, 1997 HighText had one employee remaining and its assets consisted principally of rights to and inventories of eleven completed multimedia CD-ROM titles.

     Hariston's other significant asset as of December 31, 1996 was its minority shareholding in PLI, a home improvement store retailer co-founded by the Company in 1993. As of December 31, 1996 Hariston retained 1,820,566 common shares in PLI or a 25.8% ownership interest. PLI is publicly traded on the parallel market to the Warsaw Stock Exchange and operates six home-improvement stores in Poland under the name NOMI.

     In the first quarter of 1997 Hariston sold all but 60,566 of its shares in PLI, retaining a less than 1% interest. These sales were undertaken in order to use the proceeds to repay current indebtedness and to provide partial funding of the acquisition of a controlling interest in an operating business outside of the multimedia software industry.

     In February 1997 Hariston entered into a letter of intent to acquire certain assets, and assume certain liabilities, of a manufacturer of aerospace products. As presently contemplated, Hariston will take a controlling interest in a company to be formed for the purpose of effecting the acquisition. Hariston expects to commit $3 million of its current cash position to funding the purchase, with the remainder of the purchase price to be funded by borrowings secured by the assets to be acquired. The total purchase price is not expected to exceed $23 million. Hariston will not issue shares as part of the purchase consideration.

EDUCORP MULTIMEDIA, INC. ("EDUCORP")

     Educorp is an early-stage developer, publisher, distributor and direct mail marketer of interactive multimedia software with a strategic focus on adult education titles. Educorp has two subsidiaries, HighText (primarily engaged in software development and publishing) and Direct (primarily engaged in direct response sales and marketing). HighText currently has eleven software titles available for sale. Direct currently distributes more than 2.5 million print catalogs each year to existing and potential retail customers and dealers, offering more than 1,200 consumer CD-ROM software titles in each catalog.

     BUSINESS STRATEGY. Hariston's strategy to grow Educorp has been to develop, publish, and distribute interactive "adult education" software titles that satisfy the demand for interactive multimedia software by the adult consumer, higher education, and corporate management and training market segments. This strategy was the reason for Educorp's January 1, 1996 purchase of the HighText operations, as HighText had developed multimedia CD-ROM software titles aimed at this target market. However, HighText did not achieve significant sales of its multimedia CD-ROM titles in 1996. Additionally, Direct experienced disappointing sales and low gross margins in 1996 due in part to a general industry-wide slowdown in sales of, and decline in average realized prices for, multimedia CD-ROM software titles. Additionally, during 1996 both HighText and Direct continued to face an increased number of direct and indirect competitors. Assessing the 1996 results, Hariston's management has concluded that the economics of the multimedia software publishing and distribution industry are such that Hariston's shareholders would be better served by Hariston withdrawing from the multimedia software industry and investing its limited resources in an industry or business with higher expected returns. Accordingly, in February 1997 Hariston entered into a letter of intent to sell substantially all of the assets of, and transfer certain of the liabilities of, Educorp and its subsidiaries HighText and Direct, and a further letter of intent to purchase the operations of a manufacturer of aerospace products.

     INDUSTRY BACKGROUND. CD-ROM (which stands for "compact disk read only memory") was originally developed by Philips Electronics NV in the early 1980's for the purpose of increasing the storage capacity of electronic media. With over 650 megabytes of storage, the CD-ROM offers publishers the ability to combine audio, text, and video on the same storage format. The advantages of the CD-ROM as a high capacity medium for storage combined with decreasing costs of new multimedia computers and increased multimedia offerings of games and educational programs have led to an explosion in the sales of CD-ROM drives over the past three years. Sales of multimedia software titles on CD-ROM have similarly increased, subject however to a general industry-wide slowdown in multimedia CD-ROM software sales during the first six months of 1996. The median price for consumer CD-ROM titles has significantly decreased during the past three years. This trend of decreasing prices is due to a number of factors including: (1) more available titles, (2) increased competition among CD-ROM publishers to obtain limited retail shelf space, (3) the addition of mass merchant and discount stores as new distribution channels, and (4) an attempt by publishers and resellers to accelerate sales to potential customers through more attractive pricing.

     PRODUCTS. Through its Direct distribution subsidiary, Educorp presently offers approximately 2,000 CD-ROM titles to its customer base. The majority of these products are obtained from third-party developers and publishers of CD-ROM multimedia software. These products, which include titles for both the Apple Macintosh and IBM PC-compatible computer platforms, fit within the broad categories of Games, Entertainment, Education, Reference, Desktop Publishing, Kids Edutainment, and Multimedia Tools and Products. The games and kid's edutainment/education title segments represent the largest sales categories (by both number of titles sold and total dollar volume), followed by sales of general education and reference titles. Retail prices for Direct's titles range from $5.00 to $99.00 per title depending on the demand for the title, competition within the product segment, and prices offered by alternative distribution sources (i.e. retail stores, other catalog vendors, etc.).

     Products distributed by Direct are selected based on a number of factors, including: (1) the product's existing or potential customer appeal, (2) the publisher's reputation for producing quality products, (3) customer and dealer requests for the product, (4) internal and independent third-party product reviews, and (5) the publisher's willingness to provide market development funds to advertise the product. Direct has established working relationships with most of the larger publishers, and reviews product submissions from new domestic and foreign publishers on a weekly basis.

     Through its HighText subsidiary, Educorp has developed and published educational multimedia software for the adult consumer, higher education, and corporate management and training markets. HighText currently has 11 completed multimedia titles available for sale in its CrashCourse(TM) series, with Windows ("Win") and Apple Macintosh ("Mac") versions of the titles considered to be separate titles. The titles are as follows: Algebra 1 (Win version), Differential Calculus (Win and Mac versions), Integral Calculus (Win and Mac versions), Easy Statistics (Win and Mac hybrid), Statistics 2 (Win version), Accounting Fundamentals (Win and Mac versions), Personal Finance (Win version), and Basic Physics (Win version). These titles provide a concise tutorial, review and summary of the essential principles of the subject. The current suggested retail price is $29.95 to $39.95.

     Each of HighText's CrashCourse(TM) products is a true multimedia course, including text, animated graphics, video, audio, simulations, and interactive practice sessions and review. The interactivity feature makes it possible for a user to simulate various real world situations. Educorp believes that this interactivity and "intelligence" is a key competitive advantage of the HighText products over existing self-study and review materials.

     In addition to the products developed by HighText, Educorp also publishes or exclusively distributes 41 software titles through a division of Direct called Gazelle Studios. Internally developed titles consist mainly of photo collections, shareware, and electronic catalogs. Programs sold on an exclusive basis include a wide range of entertainment and reference titles.

     Until recently, Educorp also published math, science, and engineering books through a HighText division known as HighText Publications ("Publications"). This division had published 16 books, including Video Demystified, and BeBop to the Boolean Boogie. By agreement dated February 21, 1997 and with effect from January 31, 1997, Publications was sold back to its original owners.

     SUPPLIERS, INVENTORY. Direct currently obtains 70% of its third party inventory from more than 200 independent CD-ROM publishers, and 30% from wholesalers and distributors. Representative publishers include Broderbund, Interplay, Maxis, Microsoft Home, Sierra-On-Line, Softkey, and Voyager. No single supplier accounts for more than 15% of Direct's purchases. With the ability in most instances to purchase directly from the publisher, Direct is able to obtain competitive pricing.

     Direct also obtains inventory from its related entities, HighText and Gazelle Studios. Approximately 8% of Direct's total 1996 revenues were derived from the sale of software internally developed and/or published by HighText and Gazelle Studios.

     Direct has established credit facilities with large distributors such as Ingram Micro and Merisel Corporation. These credit facilities enable Direct to purchase product with 30 to 60 day terms. Direct has also negotiated agreements with many of its suppliers which contain price protection provisions intended to reduce Direct's risk of loss resulting from publisher price reductions. In addition, Direct has the right to exchange a varying percentage of its purchases from certain publishers, as part of a "stock rotation" program, subject to certain limitations.

     Direct has agreements with most of its key suppliers for them to provide market development funds. These funds are used to finance portions of the cost of catalog production and distribution based upon the suppliers' use of display space in a catalog. Termination or interruption of Direct's relationship's with these key suppliers, or modification of or discontinuance of their agreements with Direct, could adversely affect the Company's operating results.

     Direct attempts to manage its inventory position to generate a high number of inventory turns yet maintaining high product availability and same-day order rates. Direct's average inventory turns were 4.5 times in 1996. Inventory levels may vary from period to period due in part to increases or decreases in sales levels, or the opportunity to add new product, or make large purchases of existing product at attractive prices.

     PRODUCTION. Direct creates its own direct mail pieces, including print catalogs, with an in-house development team using a computer based desktop publishing system. The in-house preparation of catalogs accelerates the production process and provides greater flexibility and creativity for catalog design. Creation of Educorp's electronic catalog pages and media advertisements are also completed in-house.

     Following the development of a HighText or Gazelle Studios software title (or one obtained through an exclusive publishing agreement), a package design is created. Educorp then prepares master disks, and camera-ready user manuals and collateral materials. CD-ROM duplication, printing and packaging, and the manufacture of related materials, are performed by outside vendors.

     Through January 31, 1997 books published by Publications were printed, warehoused, and distributed by outside vendors. HighText maintained a small inventory of published books to satisfy small direct orders. See above comments regarding the January 31, 1997 sale of the book publishing operations.

     PRODUCT DEVELOPMENT. HighText has utilized a model similar to book publishing to develop its multimedia software programs. Following the selection of a subject for development into a future title, a product development specialist retains an expert in the field to prepare an outline of the material to be presented, with suggested multimedia enhancements. Using a proprietary software program, this outline is then converted into a basic multimedia program, awaiting final development.

     The proprietary software program employs software templates and reusable objects to simplify and speed the programming process. This approach allows task segmenting in which in-house or independent specialists may perform certain tasks without having to understand other portions of the process. A programmer then assembles these elements to produce the finished title.

     Independently-developed software is sourced by publishing specialists for distribution by Direct. This product includes titles subject to exclusive distribution by Direct, and titles published by Direct's Gazelle Studios division. In exchange for the right to publish and/or exclusively distribute independently-developed products, Direct pays the developer a percentage royalty of the product's net sales. When acting as a software publisher, Direct is usually responsible for the packaging design, product manufacturing, fulfillment, and advertising. Direct typically enters into three year publishing agreements with independent developers, with provisions for renewal upon mutual consent.

     Direct's existing publishing agreements are scheduled to expire at various dates through the year 2000. The failure to obtain the renewal of any single publishing agreement will not have a material impact on Direct's future performance, particularly since most titles will be obsolete without significant programming enhancements by the time of the conclusion of the publishing agreements.

     SALES AND MARKETING. During 1996, Direct shipped approximately 55,000 orders, with an average order size of $106. Sales are recognized upon shipment of the order.

     The majority of Direct's sales are to end-user domestic customers (as opposed to sales to dealers and international sales), including individuals, home offices, small businesses, large corporations and educational institutions. In 1996, 70% of the company's sales were derived from domestic orders, of which 92% were sales to end-users. In 1996, dealer sales represented approximately 22% of Direct's total sales. No individual dealer represented a material percentage of total dealer sales.

     Historically, a large percentage of Direct's customers have been users of Apple Macintosh hardware. During 1996, 65% of Direct's sales were sales to Macintosh hardware users.

     Direct markets its software through the distribution of print catalogs to existing and potential buyers of CD-ROM multimedia software. In 1996, Direct mailed 5 catalog editions for a total mailing volume of 2.9 million direct mail pieces. Direct obtains new customers by renting mailing lists of computer owners, advertising in computer magazines, exhibiting at trade shows, advertising on the Internet, soliciting bids for institutional purchases, and cooperative marketing with other publishers.

     During 1997, Direct expects to expand its current marketing efforts to target users of IBM PC-compatible hardware and focus on potential buyers of multimedia software for the adult consumer, higher education and corporate market segments. Direct plans to be more selective in choosing the timing and the mailing list for mailings of its catalogs. Additionally, Direct has introduced specialty Explore catalogs focusing only on educational CD-ROM's for the home and schools. Direct intends to mail more than 2 million catalogs in 1997, to more than 500,000 potential customers.

     HighText markets its products through wholesale distributors to college and specialty bookstores, libraries, and through catalog resellers to retail end-users. Representative distributors include Independent Publishers Group and Quality Books. Sales of HighText software of $89,152 in 1996 were minimal due to the limited number of completed titles available for sale and the limited number of wholesale distributors handling HighText's products. Sales are expected to increase during 1997 due to a larger number of completed titles being available and additional distribution channels.

     DISTRIBUTION. Direct operates a full-service distribution center in San Diego, CA. The distribution center is approximately 12,000 square feet and includes warehousing, fulfillment, telemarketing, customer service, creative design, MIS, accounting and administration functions. The centralized distribution operations allow most orders accepted by 2:30 p.m. Pacific time to be shipped the same day to the customer via the carrier of their choice. Direct maintains the HighText and Gazelle Studios software inventories.

     Direct warrants products against defects and incompatibility with a customer's computer system. During 1996, Direct accepted returns equal to 3% of total sales. Direct has no material backlog, since it generally fills orders from inventory within 24 hours of the receipt of an order. Direct has an established domestic and international dealer network, comprised of approximately 200 resellers in 24 countries in Europe, North America and Asia.

     COMPETITION. The market for multimedia CD-ROM products is intensely competitive, characterized by rapid technological change and a growing diversity of products. The Company believes that the principal competitive factors in the multimedia CD-ROM industry include quality and originality of products, price, brand name recognition, marketing capabilities, access to distribution channels, product ease of use, and quality of support services.

     Educorp competes primarily against other companies that publish or distribute multimedia CD-ROM software in the education, entertainment, and reference categories. Most of Educorp's competitors are substantially larger than the Company, better capitalized, and offer a wide assortment of software as well as hardware products.

     As a distributor of third party titles, Educorp competes with other direct marketing companies such as Micro Warehouse, Tiger Direct, Multiple Zones, and Creative Computers. On the retail level, Educorp competes with large computer retailers such as Comp USA, Computer City, Best Buy, and Micro Center; software vendors such as Egghead; and mass merchants such as Toys R Us, Walmart, Price/Costco and Sears. However, in the catalog distribution of multimedia software for PCs and Macs, Educorp through its Direct subsidiary has developed a loyal following of customers who appreciate the diversity of products that the company offers and its competitive prices. This is especially true as regards Direct's customers for Macintosh software.

     As a software developer and publisher, Educorp competes indirectly against developers and publishers that sell multimedia titles outside of the company's subject focus, and directly against software developers and publishers that offer multimedia product for the adult consumer, higher education, and corporate management and training markets. Examples of established competitors include Softkey, Cliff Studyware, Princeton Review, and Export Software. Educorp's competitive strategy in this market has been to develop high quality interactive education programs for the adult consumer, higher education, and corporate markets. Educorp has developed eleven such titles to date through its HighText subsidiary. However, HighText has not yet realized significant revenues for the CD-ROM titles that it has developed.

     Educorp's future success depends in large part on its ability to identify and obtain for resale, or develop and publish, multimedia products that will meet the changing requirements of the marketplace. There can be no assurance that Educorp will be able to identify or develop products to remain competitive, or to avoid losses related to obsolete inventory.

     INTELLECTUAL PROPERTY. Educorp holds copyrights on the products, manuals, advertising and other materials used by Direct and HighText, and maintains trademark rights on the names of products published by HighText. Educorp does not hold any patents. The Company regards the software developed by HighText as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements, and other methods to protect its proprietary rights. Educorp does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying is common within the software industry, and if a significant amount of unauthorized copying of Educorp's products were to occur, Educorp's business, operating results and financial condition could be adversely affected.

     Although Educorp is not currently the subject of any intellectual property litigation, there has been substantial litigation regarding copyright, trademark and other intellectual property rights involving computer software companies. Identifying unauthorized use of Educorp's products is difficult, and while Educorp is unable to determine the extent to which piracy of its software products exist, software piracy can be expected to be a persistent problem. In selling its products, Educorp relies primarily on "shrink wrap" licenses that are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

     SEASONALITY. As a retail vendor, Educorp experiences seasonality in its sales. The primary sales season for Educorp exists in the months from August to January of each year, during which Direct experiences a surge in demand for the "back to school" and Christmas seasons. With the introduction of HighText's CrashCourse(TM) products to the higher education market, Educorp is hopeful that an increasing percentage of total sales will correspond to the college academic year.

     EMPLOYEES. As of December 31, 1996 the Company employed at its Educorp, Direct and HighText subsidiaries an aggregate of 44 people on a full time basis, including 13 in new product development, 18 in sales and marketing, 6 in operations and fulfillment and 7 in finance and administration. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The employees and the Company are not parties to any collective bargaining agreements.

     Subsequent to year end, the Company took steps to reduce payroll costs by reducing the workforce. Currently, Educorp, Direct and HighText employ in total 23 employees, down from 44 at year-end.

POLISH LIFE IMPROVEMENT S.A. ("PLI")

     PLI was formed in February 1993 for the purpose of engaging in various retail businesses in Poland. Hariston provided the initial expansion capital to open new stores in exchange for an 80% ownership position in PLI. In December 1994 PLI completed its initial public offering, raising $2,900,000 in new capital. In February 1996 PLI's shares of common stock were approved by the Polish Securities Commission for trading on the parallel market to the Warsaw Stock Exchange.

     Following share issuances by PLI, sales by Hariston of its PLI stock, and Hariston's receipt of PLI shares on the settlement of a note in default, as of December 31, 1996 Hariston owned 1,820,566 PLI common shares or approximately 26% of the issued and outstanding stock of PLI. Due to further PLI share sales by Hariston during the first quarter of 1997, the Company presently owns 60,566 PLI common shares or less than 1% of the outstanding capital stock of PLI.

     Management is of the opinion that due to the Company's minority ownership position in PLI over the period January 1, 1995 to December 31, 1996 the Company has not been able to exercise significant influence over the operating, investing and financial policies of PLI, and therefore Hariston's investment in PLI shares has been accounted for using the cost method.

     PLI began operations with a supermarket, grocery store/delicatessen, and consumer electronics store in Kielce, Poland. Shortly after the company's formation, PLI converted the electronics store into a small do-it-yourself store and focused future expansion efforts on retail supermarkets and home improvement stores. As of December 31, 1996, PLI operated six NOMI home-improvement stores, ranging in size from 80 to 1400 square meters. The NOMI stores carry building materials, plumbing and electrical supplies, hardware, paint, gardening supplies, and home decorating items. As of December 31, 1996 the supermarket stores were no longer held by PLI. In December 1995, PLI sold a 51% interest in its supermarket subsidiary to a joint venture controlled by Royal Ahold NV, one of the world's largest food retailers, for $10.5 million. In July, 1996, PLI sold the remaining 49% interest to the Royal Ahold joint venture for $9.4 million.

ITEM 2.  PROPERTIES.

PRESENT OPERATIONS

     The Company's registered head office is located in Vancouver, British Columbia. The Company's principal executive offices are located in Vancouver, British Columbia in facilities occupied pursuant to a lease expiring in November 1998. During 1996, the Company, through its subsidiaries, also leased a facility in San Diego, California, of approximately 12,000 square feet, housing its direct marketing and distribution operations, and a separate facility, also in San Diego, of approximately 3,400 square feet housing certain of its software development and publishing operations. Both facilities were occupied pursuant to short-term leases. Subsequent to year-end, the Company took steps to reduce overhead costs by terminating the lease of the smaller (3,400 square feet) facility effective March 31, 1997. The Company continues to lease the larger (12,000 square feet) facility. Should the proposed sale of the multimedia operations to Legacy be completed as presently contemplated (as discussed in Item 1 herein), Legacy will assume any remaining obligation as regards the lease of the larger facility.

ITEM 3.  LEGAL PROCEEDINGS.

CAPOZZI, ET AL. V. HARISTON CORPORATION, ET AL.

     In this action, originally filed in the United States Federal District Court, District of Connecticut, the plaintiffs originally claimed that the Company deprived them of options to acquire stock to which they were allegedly entitled, that they did not receive their rightful share of proceeds of a settlement between the Company and Telecom USA, and that the Company and Mr. Irving Kott, another defendant in this matter, failed to provide them with correct information concerning the Company, causing them to lose money in purchasing and selling the Company's stock on the open market. The damages claimed in this matter were an aggregate of approximately $800,000, together with treble damages as to certain of the alleged claims. The Company's motion to dismiss this action on the grounds of improper venue was granted on March 29, 1995, subject to the plaintiffs' rights to appeal this ruling or recommence this action in another forum.

     The plaintiffs recommenced this action on September 22, 1995 in the Superior Court of the Province of Quebec, District of Montreal (Case No. CSM:
500-05-010184-958) against the Company and Mr. Irving Kott, alleging that Mr. Irving Kott failed to provide them with correct information concerning the Company, thereby causing them to lose money in the purchase and sale of the Company's stock on the open market. Plaintiffs seek damages of approximately $83,000 (CDN $111,857). As refiled, the plaintiffs allege that Mr. Kott controlled the Company and that he made misrepresentations concerning the Company on behalf of himself and the Company which caused the plaintiffs to suffer a loss in 1990 in connection with the plaintiffs' transactions in the stock of the Company. The Company intends to vigorously defend this matter.

     The plaintiffs also filed an action on February 24, 1997 in the Supreme Court of the Province of British Columbia, Vancouver Registry (Case No. C971045) against the Company and Mr. Irving Kott, alleging that the Company deprived them of options to acquire stock to which they were legally entitled. Plaintiffs seek damages of $560,000. As refiled, the plaintiffs allege that Mr. Kott controlled the Company and that he made misrepresentations on behalf of the Company concerning the exercisability of stock options granted by the Company, which caused the plaintiffs to suffer a loss in 1993 when the Company did not allow the plaintiffs to exercise the stock options on the grounds that the plaintiffs had left the employ of the Company. The Company intends to vigorously defend this matter.

MEADLOCK, ET AL. V. HARISTON CORPORATION, ET AL.

     In this action, filed in January 1997 in the Circuit Court of Brevard County, Florida, State of Florida, the plaintiffs claim that in 1993 the Company committed fraud, negligent misrepresentations, civil theft and other wrongful acts pursuant to the law of the State of Florida in that the Company deprived them of their shares in Bullion International, Inc. by willful misrepresentations made by Mr. Irving Kott et al. on behalf of themselves and the Company. The defendants include the Company and Messrs. Irving Kott and Michael Kott. The damages claimed in this lawsuit are in an unspecified amount. However, legal counsel for the plaintiffs has separately proposed by letter to Hariston settlement of the lawsuit if Hariston pays $3,000,000 to the plaintiffs, being threefold the damages purported in the letter to have been sustained by the plaintiffs. The Company believes that it has been indemnified by co-defendant Michael Kott or an entity controlled by him against any liability in this matter. The Company intends to deny the material allegations of the lawsuit and to vigorously defend this matter.

FORMER MONTANA OPERATIONS

     Until mid-1995, the Company's former subsidiary Metanetix Corporation ("Metanetix") was engaged in the business of developing technology for the removal of minerals and other inorganic compounds from water, soil and sludge. In connection with these development efforts, Metanetix and affiliated corporations operated a laboratory and plant in Butte, Montana, at the site of a former copper mine which held large volumes of contaminated water. The Metanetix operations involved, among other things, treating contaminated water extracted from the mine, and returning the treated water to the mine shaft. This mine and surrounding areas are part of a Superfund Area designated by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Under CERCLA, EPA designates "potentially responsible parties," including current and former owners of property or property rights in the Superfund Area, and operators in connection therewith, as parties who may be jointly and severally liable for clean-up costs attributable to hazardous materials on and from their properties.

     In April 1994 and May 1995, the Company received letters from the EPA indicating that the EPA believes Metanetix to be a "potentially responsible party." As of June 1995, the EPA was undertaking "remedial investigations" and "feasibility studies" to define the nature of the contamination and to evaluate alternatives to the remedial actions to remove or contain hazardous substances in areas including the properties at which the former Metanetix operations were conducted. No further correspondence has been received from the EPA.

     Because of the Company's status as former parent corporation to Metanetix, and as a result of Metanetix' amalgamation with the Company in January 1995, the Company may be a "potentially responsible party" with respect to clean-up costs and other statutory liabilities (including fines) relating to the Butte operations. In June 1995 the Company sold all of its stock in Metanetix' operating subsidiaries to Consolidated Western and Pacific Resources Corp. (since renamed Synergy Resource Technologies Inc.), its joint venture partner in the development of, and the legal owner of the property underlying, the Butte plant.

     The designation of a party as a "potentially responsible party" under CERCLA does not necessarily mean that the party is liable under CERCLA, or that the EPA has decided to assert a CERCLA claim against that party. Neither the EPA nor any other governmental agency has made any formal claim that the Company is liable under CERCLA or any other similar statute with respect to the Butte operations. No assurance can be given, however, that such a claim will not be made in the future. If such a claim is made and is successful, the costs, damages and fines that may be imposed on the Company as a result could be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until and including March 7, 1997 the Company's Common Stock traded on the SmallCap Market tier of The Nasdaq Stock Market in the United States. Effective March 10, 1997 the Company's Common Stock began trading on the "Pink Sheets" inter-dealer market in the United States. Effective April 10, 1997 the Company's Common Stock began trading on the OTC Bulletin Board in the United States, an over-the-counter market regulated by the NASD. The Company's trading symbol remains "HRSNF".

     At March 31, 1997 there were approximately 3,970 shareholders of record, some of which are street name holders and depository trusts representing an unknown number of beneficial holders of Common Stock. The Company has not historically paid cash dividends on its Common Stock and intends to retain earnings for the foreseeable future for use in its business.

     The following table sets forth the price range of the high and low sale price per share of Common Stock for each of the quarterly periods shown below:

                                                       HIGH     LOW $
                                                      (U.S.)    (U.S.)
                                                      ------    ------
1995:
First Quarter.....................................    4 1/4     2 5/8
Second Quarter....................................    2 15/16   2 1/8
Third Quarter.....................................    4 1/6     2 1/4
Fourth Quarter....................................    4 11/16   2 5/8

1996:
First Quarter.....................................    3 7/8     2 1/8
Second Quarter....................................    2         1
Third Quarter.....................................    1 3/4     1
Fourth Quarter....................................    1 7/16      1/4

     There are no governmental laws, decrees or regulations in Canada relating to restrictions on the import of capital or affecting the remittance of interest, dividends or other payments to non-resident holders of the Company's shares, except for withholding tax provisions discussed below. There are no limitations on the right of non-resident or foreign owners to hold or vote the shares of the Company, except as provided in the Investment Canada Act (the "Act"). The Act provides for the review and approval by the Canadian government of direct or indirect acquisitions of control of Canadian businesses where the investment exceeds specified thresholds, and for the divestment of investments which have not been approved. The Company is not aware of any such control positions held by United States investors.

     Generally, dividends paid by Canadian corporations to non-resident shareholders are subject to a withholding tax of 25% of the gross amount of such dividends. However, Article X of the reciprocal tax treaty between Canada and the United States reduces to 15% the withholding tax on the gross amount of dividends paid to residents of the United States. A further reduction in the withholding tax rate is applicable when a U.S. corporation owns a least 10% of the voting stock of the Canadian corporation paying the dividends. The Company is not aware of any corporation which owns 10% or more of the Company's voting stock.

     A nonresident who holds shares of the Company as capital property will not be subject to tax in Canada on capital gains realized on the disposition of such shares unless such shares are "taxable Canadian property" within the meaning of the Income Tax Act (Canada) and no relief is afforded under any applicable tax treaty. The shares of the Company would be taxable Canadian property of a nonresident if at any time during the five year period immediately preceding a disposition by the nonresident of such shares not less than 25% of the issued shares of any class of the Company belonged to the nonresident and/or to a person with whom the nonresident did not deal at arm's length.

     Shares of stock in the Company held by a citizen or resident of the United States would normally be subject to tax on capital gains upon disposition under the laws of the United States.

ITEM 6.  SELECTED FINANCIAL DATA.

     Set forth below is selected financial data for the Company for the fiscal years ended December 31, 1992 to December 31, 1996. Following such data is selected financial data for the Company's predecessor, Gazelle Technologies, Inc. and Affiliates, for the fiscal years ended February 28, 1993 to February 28, 1995 (being the last full fiscal years prior to the Company's acquisition of such predecessor in August 1995).

                          SELECTED FINANCIAL DATA FOR
                     HARISTON CORPORATION AND SUBSIDIARIES

                    (in thousands except per share data)(1)

                                                         YEAR ENDED                 YEAR ENDED
                                                      DECEMBER 31, 1996          DECEMBER 31, 1995
                                                   -----------------------    -----------------------
                                                               ADJUSTED TO                ADJUSTED TO
                                                   CANADIAN    CONFORM TO     CANADIAN    CONFORM TO
                                                     GAAP       U.S. GAAP       GAAP       U.S. GAAP
                                                   --------    -----------    --------    -----------
OPERATING REVENUE:
Software Sales..................................   $ 5,817        $ 5,817     $ 2,676        $ 2,676
Book Sales......................................       412            412           0              0
Software Royalties..............................        80             80         122            122
Rent and Other..................................        25             25          28             28
                                                   -------        -------     -------        -------
Total Revenue (2)...............................     6,334          6,334       2,826          2,826
Loss Before Discontinued Operations.............    (4,965)        (5,046)     (1,803)        (1,879)
DISCONTINUED OPERATIONS INCOME (LOSS):
Gain (loss) on Disposal of Factoring
  Operation.....................................         0              0          (5)            (5)
Loss on Disposal of Mineral Recovery Project....         0              0        (321)          (321)
Income from Oil and Gas Working Interests.......         0              0         166            166
Gain on Disposal of Oil and Gas Interests.......         0              0       1,140          1,140
                                                   -------        -------     -------        -------
  Total.........................................         0              0         980            980
NET LOSS........................................    (4,965)        (5,046)       (823)          (899)
NET LOSS PER SHARE:
Continuing Operations...........................     (0.42)         (0.43)      (0.17)         (0.18)
Discontinued Operations.........................         0              0       0 .09           0.09
                                                   -------        -------     -------        -------
  Total Loss Per Share..........................     (0.42)         (0.43)      (0.08)         (0.09)
Total Assets(3).................................     7,910          7,910      10,188         10,188
Long-Term Debt(3)...............................       201            201       3,500          3,500
Cash Dividends Per Common Share.................   $     0        $     0     $     0        $     0
                                                   =======        =======     =======        =======

---------------

(1) All amounts in U.S. dollars.

(2) Excluded are revenues from discontinued oil and gas operations ($0 in 1996, $562,000 in 1995).

(3) As of December 31 of the year indicated.

                          SELECTED FINANCIAL DATA FOR
                     HARISTON CORPORATION AND SUBSIDIARIES

                    (in thousands except per share data)(1)

                                                             YEAR ENDED                            YEAR ENDED
                                                         DECEMBER 31, 1994                     DECEMBER 31, 1993
                                                 ----------------------------------    ----------------------------------
                                                                      ADJUSTED TO                           ADJUSTED TO
                                                    CANADIAN          CONFORM TO          CANADIAN          CONFORM TO
                                                      GAAP             U.S. GAAP            GAAP             U.S. GAAP
                                                 ---------------    ---------------    ---------------    ---------------
OPERATING REVENUE:
Rent and Other................................                22                22                  62                 62
                                                 ---------------    ---------------    ---------------    ---------------
Total Revenue (2).............................                22                22                  62                 62
Loss Before Discontinued Operations...........            (1,736)           (1,511)             (1,374)            (1,995)
DISCONTINUED OPERATIONS INCOME (LOSS):
Polish retail.................................            (1,289)           (1,289)               (399)              (399)
Factoring Operation...........................                65                65                (115)              (115)
Gain on Disposal of Factoring Operation.......                63                63                   0                  0
Loss on Disposal of Mineral Recovery
  Project.....................................           (12,478)           (9,185)                  0             (3,382)
Income from Oil and Gas Working Interests.....               678               678                 565                565
                                                 ---------------    ---------------    ---------------    ---------------
  Total.......................................           (12,961)           (9,668)                 51             (3,331)
NET LOSS......................................           (14,697)          (11,179)             (1,323)            (5,326)
NET LOSS PER SHARE:
Continuing Operations.........................             (0.16)            (0.14)              (0.19)             (0.27)
Discontinued Operations.......................             (1.19)            (0.89)               0.01              (0.45)
                                                 ---------------    ---------------    ---------------    ---------------
  Total.......................................             (1.35)            (1.03)              (0.18)             (0.72)
Total Assets (3)..............................             7,829             7,646              24,639             21,491
Long-Term Debt (3)............................             1,238             1,238               1,238              1,238
Cash Dividends Per Common Share...............   $             0    $            0     $             0    $             0
                                                 ===============    ===============    ===============    ===============

---------------

(1) All amounts in U.S. dollars.

(2) Excluded are revenues from discontinued Polish retail operations ($5,179,000 in 1994, $5,689,000 in 1993), revenues from discontinued factoring operations ($576,000 in 1994, $637,000 in 1993) and revenues from discontinued oil and gas operations ($1,586,000 in 1994, $1,575,000 in 1993).

(3) As of December 31 of the year indicated.

                          SELECTED FINANCIAL DATA FOR
                     HARISTON CORPORATION AND SUBSIDIARIES

                    (in thousands except per share data)(1)

                                                                      YEAR ENDED
                                                                   DECEMBER 31, 1992
                                                                -----------------------
                                                                            ADJUSTED TO
                                                                CANADIAN    CONFORM TO
                                                                  GAAP       U.S. GAAP
                                                                --------    -----------
OPERATING REVENUE:
Rent and Other..............................................    $    22        $    22
                                                                -------        -------
Total Revenue (2)...........................................         22             22
Loss Before Discontinued Operations.........................     (2,356)        (2,369)
DISCONTINUED OPERATIONS INCOME (LOSS):
Factoring Operation.........................................         50             52
Income from Oil and Gas Working Interests...................        486            510
                                                                -------        -------
  Total.....................................................        535            562
NET LOSS....................................................     (1,821)        (1,913)
NET LOSS PER SHARE:
Continuing Operations.......................................      (0.70)         (0.71)
Discontinued Operations.....................................       0.16           0.14
                                                                -------        -------
  Total.....................................................      (0.54)         (0.57)
Total Assets (3)............................................     10,430         10,931
Long-Term Debt (3)..........................................      3,154          3,338
Cash Dividends Per Common Share.............................    $     0        $     0
                                                                =======        =======

---------------

(1)  All amounts in U.S. dollars.

(2) Excluded are revenues from discontinued factoring operations of $50,000 (Canadian GAAP) and $52,000 (U.S. GAAP) and revenues from oil and gas operation of $524,000 (Canadian GAAP) and $551,000 (U.S. GAAP).

(3)  As of December 31 of the year indicated.

                    SELECTED FINANCIAL DATA FOR PREDECESSOR
                                 (in thousands)

                                              TEN MONTHS
                                                 ENDED       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                              12/31/95(2)      2/28/95         2/28/94         2/28/93
                                              -----------    -----------    -------------    -----------
Net revenues...............................   $   6,798      $    9,751     $     11,573     $     8,761
Net income (loss)(3).......................   $    (695)     $      539     $        (13)    $        16
Total assets...............................   $   7,173      $    2,810     $      2,137     $       900
Long term debt.............................   $       0      $        0     $          0     $         0
Cash dividends(3)..........................   $       0      $        0     $         20     $        10

---------------

(1) The foregoing selected financial data presents certain information concerning the Company's corporate predecessor, Gazelle Technologies, Inc. and Affiliates.

(2) The predecessor was acquired August 25, 1995. The ten month amounts include data for operations both prior to and after the date of the acquisition. The results from the date of acquisition (August 25, 1995) through December 31, 1995 are also included in the Company's consolidated results for the year ended December 31, 1995

(3) Net income (loss) per share and cash dividend per share information is not provided because the predecessor consisted of a group of affiliated companies with different numbers of shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto included, or incorporated by reference, in Item 8.

OVERVIEW

     During 1996, Hariston completed one full calendar year as primarily a multimedia CD-ROM publisher and distributor. Previously, the Company had participated in such diverse businesses and investments as environmental remediation technology, oil and gas working and royalty interests, receivables factoring, and retailing of sports memorabilia and commemorative coins.

     As a result of Hariston's divestiture of its Canadian oil and gas interests and its subsequent acquisition of a U.S. based multimedia software business, the U.S. dollar became the Company's functional currency on August 25, 1995.

     On August 25, 1995 the Company purchased substantially all of the assets and assumed certain liabilities of a group of affiliated businesses operating under the name "Educorp". These affiliated businesses now operate under the name Educorp Direct ("Direct"), as part of the Company's wholly-owned subsidiary Educorp Multimedia, Inc. ("Educorp"). Effective January 1, 1996, the Company acquired substantially all of the assets and selected liabilities of HighText Publications, Inc. This business now operates as a subsidiary of Educorp under the name HighText Interactive ("HighText").

     Founded in 1984, Direct is a San Diego, California based publisher and direct mail distributor of multimedia consumer software offered on CD-ROMs. Through its catalogs, Direct offers what is believed to be one of the largest selections of consumer CD-ROM software titles in the industry. Last year, Direct mailed 2.9 million catalogs and newsletters to its customer base. Direct is also involved in the development and publishing of software titles as well as wholesale and international distribution.

     Founded in 1990, HighText is a San Diego, California based developer and publisher of books and educational CD-ROM titles. HighText has eleven completed educational CD-ROM titles currently available for sale.

     Effective July 19, 1996 Hariston appointed a new Chairman and Chief Executive Officer, Nuno Brandolini, and a new President, Kevin McCarthy. The new management team completed a review of the Company's operations and concluded that a change in strategic direction would be in the best interests of shareholders. Given the disappointing results of the Company's multimedia software operations, management has considered various alternatives in order to maximize long-term shareholder value. After careful consideration, management and Hariston's Board have determined that the multimedia operations should be sold.

     As announced in a release dated March 3, 1997, the Company has entered into a non-binding letter of intent with Legacy Software, Inc. ("Legacy"), to sell certain of the assets, and transfer certain of the liabilities, of Educorp and its subsidiaries, Direct and HighText, for proceeds of $1.8 million, such amount to be received entirely in the form of common shares of Legacy. Legacy's shares trade on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "LGCY". The number of Legacy shares Hariston will receive under the terms proposed in the letter of intent will be based on the average closing price of Legacy stock for the thirty calendar days following the closing of the transaction, but will not be less than 425,000 Legacy shares.

     Also as announced in the March 3, 1997 release, Hariston has entered into a non-binding letter of intent to acquire certain assets, and assume certain liabilities, of a manufacturer of aerospace products which has reported preliminary 1996 revenues in excess of $58 million. As presently contemplated, Hariston will take a controlling interest in a company to be formed for the purpose of effecting the acquisition. The purchase price is under negotiation and is not expected to exceed $23 million. Hariston expects to commit $3 million of its current cash position to funding the purchase, with the remainder of the purchase price to be funded by borrowings secured by the assets to be acquired. Hariston will not issue shares as part of the purchase consideration.

     During 1996, the Company significantly reduced its ownership position in Polish Life Improvement S.A. ("PLI"). See "-- Investments: Polish Life Improvement S.A."

CHANGES IN CORPORATE STRUCTURE

     During June 1995, Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation, to pursue a strategy of focusing on the multimedia software publishing and distribution business. During July 1995, CD-Soft Corporation incorporated a wholly-owned California subsidiary, CD-Soft Source Corporation, for the purpose of acquiring substantially all of the assets of a group of businesses operating under the name "Educorp". Effective March 8, 1996 this subsidiary was renamed Educorp Direct, Inc.

     In December 1995, CD-Soft Corporation formed a second wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of HighText Publications, Inc. Effective January 22, 1996, this subsidiary was renamed HighText Interactive, Inc.

     In March 1996, CD-Soft Corporation was merged into Educorp Multimedia, Inc., a wholly-owned Delaware subsidiary of Hariston formed in January, 1996. Upon this merger, Educorp Multimedia, Inc. became the holding company for all of Hariston's multimedia CD-ROM development, publishing and distribution operations.

     In October 1995, Hariston formed a wholly-owned Delaware subsidiary, EuroEastern Investment Corp. ("EuroEastern"), for the purpose of pursuing investment opportunities in central and eastern Europe. This company has been largely inactive to date.

CHANGES IN MANAGEMENT AND BOARD OF DIRECTORS

     Effective July 19, 1996 James V. McGoodwin resigned as Hariston's President and Chief Executive Officer. He also resigned from the Company's Board, and from his positions with Hariston's affiliated and subsidiary companies. Mr. McGoodwin had served as a Director and Officer of the Company since December 1994 and left to pursue other interests. Concurrent with Mr. McGoodwin's departure, Nuno Brandolini, a Hariston Director and President of Hariston's wholly-owned subsidiary EuroEastern Investment Corporation, was appointed as Hariston's Chief Executive Officer and was elected Chairman of the Board, and Kevin R. McCarthy was appointed as Hariston's President and was elected to the Board.

RESULTS OF OPERATIONS

COMPARISON OF TWELVE MONTH PERIOD ENDED DECEMBER 31, 1996 TO TWELVE MONTH PERIOD ENDED
DECEMBER 31, 1995

     The Company incurred a consolidated net loss of $4,965,994 for the fiscal year ended December 31, 1996. Excluding a $1.8 million writedown of the value of goodwill in Direct and a $2,353,545 net gain on the sale of PLI shares, the Company incurred a net loss of $5,519,539. Of this consolidated net loss total, $3,718,570 was attributable to Educorp and its subsidiaries, $1,660,684 to Hariston, and $140,285 to EuroEastern. Of the $3,718,570 loss attributable to the Company's multimedia software operations, $2,120,876 arose from the Direct operations, $977,986 from the HighText operations, and the remainder $619,708 was due to operating and corporate expenses incurred at the Educorp level. Of the $1,660,684 loss incurred at the Hariston legal entity level (before consideration of the gain on sale of PLI shares), $302,880 was attributable to interest expense on debt, and the remainder related primarily to corporate administration and overhead costs.

     An analysis of the 1996 results is presented below. For comparative purposes, the analysis of Direct considers the comparable results during 1995, where available, of the operations of its predecessor, Gazelle Technologies, Inc. and Affiliates, which had been doing business under the name "Educorp".

EDUCORP DIRECT

     On August 25, 1995, Hariston, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of a group of businesses now operated under the name Educorp Direct for a purchase price of $6,067,071. This transaction was accounted for as a purchase.

     Direct generated revenues of $5,807,172 for the twelve months ended December 31, 1996, comprised of $4,454,379 from retail sales to end-users, $1,272,517 from sales to dealers, and $80,276 from software royalties and license fees. Excluding the effect of a $1.8 million writedown of goodwill, Direct realized gross profit of $1,113,706 for the twelve months ended December 31, 1996, incurred a loss for the period of $1,151,879 before interest, depreciation and amortization, and incurred a net loss after these items of $2,120,879.

RETAIL SOFTWARE SALES

     Retail software sales for the twelve months ended December 31, 1996 of $4,454,379 declined 14% relative to retail software sales of $5,178,503 for the same period during 1995. The primary reasons for the decline in same period sales were, first, the 14% decline in the average CD-ROM retail price realized by Direct in 1996, $29.60 as compared to $34.29 in the same period in 1995; and second, the discontinuance, in the second half of 1995, of sales of certain software titles that were incompatible with the Company's future business plans.

     Second quarter 1996 sales were also aversely affected by a delay in the mailing of a catalog due to the implementation of a new Management Information System by Direct. Implementation of the new system required an allocation of resources for both training and problem resolution.

     Other factors adversely affecting 1996 sales included a significant slowdown in the software industry in general, especially during the first half of 1996, and with respect to sales of Macintosh CD-ROM titles, the widely publicized problems at Apple Computer.

     International retail software sales were $749,911, or 17% of total retail sales, for the twelve months ended December 31, 1996, versus $682,996 or 13% of total retail sales for the comparable prior year period. The increase in international retail sales as a percentage of total retail sales was primarily due to the decline of domestic retail software sales as described above.

DEALER SOFTWARE SALES

     Dealer software sales of $1,272,517 for the twelve months ended December 31, 1996 declined 42% relative to dealer software sales of $2,199,529 for the same period during 1995. The decline in same period sales primarily reflects lower unit sales volume due to an increased level of competition, arising partly from new distribution channels that have opened for the supply of CD-ROM titles to dealers. These new channels include a trend towards publishers selling their titles directly to dealers. Additionally, there was a 15% decrease in the average CD-ROM dealer price realized by Direct. The average price realized was $25.30 for 1996 as compared to $29.92 for 1995.

     International dealer software sales were $981,652, or 77% of total software sales to dealers, for the twelve months ended December 31, 1996, versus $1,658,628 or 75% for the comparable prior year period. The 40% decline in international dealer sales reflected smaller international order sizes due to an increasing number of publishers seeking direct distribution to foreign dealers. However, international dealer sales represented a larger percentage of the Company's sales to dealers reflecting the fact that there were more distribution sources available to domestic dealers then to foreign dealers.

HARDWARE SALES

     The Company decided in early 1995 to discontinue selling computer hardware. As a result, there were no retail sales of hardware for the twelve months ended December 31, 1996. During the comparable period of 1995, retail hardware sales were $107,900. The decision to terminate this product line was based on the relatively low gross profit margins realized by hardware relative to CD-ROM software, and the relatively high inventory maintenance costs of hardware as compared to those of CD-ROM software.

ROYALTIES AND LICENSE FEES

     Royalties and license fees of $80,276 for the twelve months ended December 31, 1996 decreased 82% relative to royalty and license fees of $440,774 for the same period of 1995. The primary reason for the decrease was the expiration during 1996 of a bundling license the Company had negotiated with Apple Computer. Under the terms of the license, Apple Computer had bundled educational software titles published by the Company with sales of certain computers.

GROSS PROFIT

     Direct realized a gross profit of $1,113,706 for the twelve months ended December 31, 1996, representing 19% of revenues. Excluding the effect of a $354,000 increase in provision for excess and obsolete inventory, Direct realized gross profit of $1,467,706, representing 25% of revenues. Comparative twelve month figures for 1995 are not readily available; however, historically the Educorp operations have realized a higher gross profit. For the ten months ended December 31, 1995, gross profit was $1,892,719, or 28% of revenues. For the ten months ended December 31, 1994, gross profit was $4,056,083, or 45% of revenues. The decline of 1996 results from historical levels primarily reflects the lower realized prices per title as a result of increased competition, the discontinuance of a higher margin product line that was incompatible with the Company's business plans, and the reduced share of higher margin self-published titles.

OPERATING AND CORPORATE EXPENSES

     Operating and corporate expenses were $3,124,779 for the twelve months ended December 31, 1996, representing approximately 54% of revenues for the year. This figure includes amortization of goodwill and other intangibles arising from the August 25, 1995 acquisition of the Direct operations. After adjusting for this amortization expense of $873,122, operating and corporate expenses were $2,251,657 or 39% of total revenues for the year.

HIGHTEXT INTERACTIVE

     Effective January 1, 1996, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., for a purchase price of $469,080. This transaction was accounted for as a purchase.

     HighText generated revenues of $526,817 for the twelve months ended December 31, 1996, comprised of $159,200 from retail sales to end-users, $342,355 from sales to dealers, and $25,262 from technical documentation fees. HighText realized a gross profit of $162,633 for 1996, and incurred a net loss for the period of $977,986.

SOFTWARE SALES

     Software sales for 1996 were $89,152, comprised of $40,108 sales to end-users and $49,044 sales to dealers. HighText realized an average CD-ROM title price of $21.59. Comparable results for 1995 are not available.

     HighText's first CD-ROM title was published in May, 1995, followed by two additional titles in November, 1995. As of December 31, 1996, HighText had eleven software titles available for sale. For purposes of this discussion, Windows and Macintosh versions are counted as separate titles.

     HighText's software sales were minimal in 1996 relative to the development costs of the completed titles. This was largely due to the availability of titles for sale over the course of the year and the need to develop distribution relationships with established suppliers to the target consumer markets, such as educational institutions. On a quarter by quarter basis, sales did increase significantly in the third quarter with "back to school" sales, but these sales likely would have been substantially higher had HighText had more titles available for sale in that period and had established additional distribution relationships. In the fourth quarter, sales declined back to second quarter levels. Software sales were $12,063 in the first quarter, $14,733 in the second quarter, $48,733 in the third quarter and $13,623 in the fourth quarter of 1996.

BOOK SALES

     Sales for 1996 were $412,403, consisting of $119,092 retail sales to end-users and $293,311 sales to dealers. HighText realized an average book price of $19.31 during 1996. Comparable results for 1995 are not readily available.

     HighText published its first book title in June 1991. As of January 1, 1996, HighText had published fifteen book titles. During 1996, HighText published one additional book title. As of December 31, 1996, HighText had three book titles under development.

     Subsequent to year end, Hariston and HighText agreed to transfer ownership of HighText's book publishing operations back to the former principals of HighText Publications, Inc., in return for a release of Hariston's obligation, under the terms of the agreement by which the book publishing operations were acquired by HighText on January 1, 1996, to issue Hariston shares to the former principals with a value equal to the after tax income of the book publishing operations. Such obligation would have existed for five years, had such transfer of ownership not been concluded.

OPERATING AND CORPORATE EXPENSES

     The most significant components of HighText's $1,136,663 of operating and corporate expenses for 1996 were salary costs totaling $478,238, marketing and trade show costs of $304,804, and depreciation and amortization expense of $142,354. HighText expenses the costs of developing new software and book titles as they are incurred.

EDUCORP MULTIMEDIA OPERATING AND CORPORATE EXPENSES

     The majority of Educorp's $605,685 of non-consolidated operating and corporate expenses for 1996 arose from general, administrative and salary costs, including $101,849 of accounting and legal fees, $437,659 of salaries and consultant's fees, and $31,250 of recruiting fees. These costs reflected legal and accounting costs incurred in connection with the January 1, 1996 acquisition of HighText, and costs attributable to management, accounting and administrative activities at the Educorp level. There are no prior year comparable figures for Educorp as it was incorporated in January, 1996 and although its predecessor, CD-Soft Corporation, was incorporated in June, 1995, it was largely an inactive holding company during 1995.

HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

     Due to the divestitures of Hariston's operating businesses during 1995 and the August 25, 1995 and January 1, 1996 acquisitions of the Direct and HighText operations, respectively, Hariston's non-consolidated operating and corporate expenses for 1996 of $1,364,343 are not directly comparable to the $1,274,422 of costs for 1995. The majority of Hariston's non-consolidated operating and corporate expenses for 1996 consisted of $493,521 of salaries and consultants fees, $313,702 of legal fees, $130,475 of accounting, audit and tax return preparation fees, $126,680 of shareholder communication costs including transfer agent and investor relations firm fees, $76,523 of insurance costs, $48,571 of travel costs, $45,024 of rent expense, and $25,850 of directors fees. Hariston incurred exceptional salaries and consultants fees during the third and fourth quarters due to the closure of its Costa Mesa, California offices. Hariston incurred significant non-recurring legal and accounting fees during the first and second quarters as a consequence of the filings and disclosures required in connection with the August 25, 1995 acquisition of the Direct operations and the January 1, 1996 acquisition of the HighText operations. Hariston also incurred significant non-recurring legal, accounting and other professional fees during 1996 due to the restructuring proposals under examination by the Company.

     The majority of EuroEastern's non-consolidated operating and corporate expenses, totaling $140,285, consisted of $72,899 of consultant's fees and $38,686 of rent expense. There are no comparable prior year figures for EuroEastern as it was incorporated in October, 1995.

HARISTON CONSOLIDATED OPERATING AND CORPORATE EXPENSES

     Operating and corporate expenses were $6,468,086 and $2,399,222 for the years ended December 31, 1996 and December 31, 1995 respectively. These figures represented 102% and 85%, respectively, of revenues from continuing operations. Excluding the effect of depreciation and amortization, operating and corporate expenses were $5,341,055 in 1996 and $2,080,701 in 1995, or 84% and 74%
respectively of revenues from continuing operations. This increase in operating and corporate expenses as a percentage of revenues was due primarily to the HighText operations acquired January 1, 1996. This is because HighText did not achieve significant sales of CD-ROM multimedia software titles during 1996, while it expended significant funds developing a suite of such titles. HighText expenses the costs of developing CD-ROM titles as they are incurred. Excluding HighText's $526,817 of sales and $1,136,663 of operating and corporate expenses, Hariston's consolidated operating and corporate expenses were $4,346,746 or 75% of revenues in 1996, slightly higher than the comparable 74% of revenues figure for 1995.

COMPARISON OF AUGUST 25, 1996 TO DECEMBER 31, 1996 PERIOD TO AUGUST 25, 1995 TO DECEMBER 31, 1995 PERIOD

EDUCORP DIRECT

     On August 25, 1995 Hariston, through its subsidiary Direct, acquired substantially all of the assets of Gazelle Technologies, Inc. and Affiliates, which had been doing business under the name "Educorp", for a purchase price of $6,067,071. This transaction was accounted for as a purchase.

     Direct generated revenues of $2,000,629 for the period August 25, 1996 to December 31, 1996, of which $1,540,484 was from retail sales, $381,024 was from dealer sales, and $79,121 was from software royalties and license fees. Over the same period in 1995, Direct generated revenues of $2,797,292, of which $1,869,000 was from retail sales, $806,685 was from dealer sales and $121,607 was from software royalties and license fees. The 18% decrease in 1996 retail sales as compared to the 1995 figure was due primarily to the decline in the average realized CD-ROM price, as well as softness in the CD-ROM market. The 53% decrease in 1996 dealer sales as compared to the 1995 figure was due to a significant reduction in the number of domestic dealers and smaller international order sizes due to the increasing availability of software titles in foreign countries.

COMPARISON OF AUGUST 25, 1995 TO DECEMBER 31, 1995 PERIOD TO AUGUST 25, 1994 TO DECEMBER 31, 1994 PERIOD

EDUCORP DIRECT

     On August 25, 1995 Hariston, through its subsidiary Direct, acquired substantially all of the assets of Gazelle Technologies, Inc. and Affiliates ("the Predecessor"), which had been doing business under the name "Educorp", for a purchase price of $6,067,071. This transaction was accounted for as a purchase.

     Direct generated revenues of $2,797,292 for the period August 25, 1995 to December 31, 1995, of which $1,869,000 was from retail sales, $806,685 was from dealer sales and $121,607 was from software royalties and license fees. Over the same period in 1994, the Predecessor generated revenues of $2,690,503 from retail sales, $974,096 from dealer sales and $29,700 from royalties and license fees. The 30.5% decline in 1995 retail revenues as compared to the 1994 figure for the same period was due primarily to two factors. The first of these was the low number of catalogs in circulation during August and September 1995, as compared to the same period a year earlier. The second factor was the decrease in the average realized CD-ROM title price that occurred during 1995. The smaller decline in dealer revenues, 17.2%, reflects the fact that while dealer sales were affected by the decrease in average title price, they were less dependent on the number of catalogs in circulation. Both retail and dealer sales were also, to a lesser extent, adversely affected by smaller international order sizes due to the increasing availability of software titles in foreign countries, and by the discontinuation of computer hardware sales by Direct during 1995.

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

     The results of operations for the Predecessor for its fiscal years ended February 25, 1994 and February 25, 1995, together with the combined results of operations for Direct and the Predecessor for the ten month period ended December 31, 1995, are discussed below. See "-- Predecessor Operations".

INVESTMENTS: POLISH LIFE IMPROVEMENT S.A.

     PLI is a retail operator of six home improvement stores in Poland. PLI is a public Polish company whose shares began trading on the parallel market to the Warsaw Stock Exchange on February 5, 1996.

     During 1996, Hariston sold 143,481 PLI shares on the open market, settled a note receivable by receiving 1.1 million PLI shares, and sold 793,158 PLI shares in private transactions.

     As of December 31, 1996, 1,820,566 shares of PLI were reported on the Company's balance sheet, at an average cost of approximately $0.66 per share, representing a 25.8% ownership interest in PLI. Subsequent to year-end, Hariston disposed of all but 60,566 of its PLI shares, retaining a nominal shareholding in PLI of less than 1%.

     Management is of the opinion that due to the Company's minority ownership position in PLI over the period January 1, 1995 to December 31, 1996, the Company has not been able to exercise significant influence over the operating, investing, and financial policies of PLI and therefore Hariston's investment in PLI shares was accounted for using the cost method. As a result, the Company has not included in its results for the year ended December 31, 1996, a proportionate share of PLI's results for the year.

INVESTMENTS: MADISON HOLDINGS LIMITED.

     Madison Holdings Limited ("Madison") was formerly a supplier of proprietary home medical products. A public company based in Toronto, Canada, Madison's shares traded on the Canadian Dealing Network, an over-the-counter market associated with the Toronto Stock Exchange.

     Hariston owns 233,591 shares of Madison common stock, representing an 8.6% interest in that company. These shares are recorded on Hariston's balance sheet at a cost of $7,304, or approximately $0.03 per share. In January, 1996 Madison's secured lenders seized its assets, leaving Madison with no significant assets other than its publicly traded status and several million dollars of tax loss balances. Madison's management has indicated that it is committed to creating value for Madison's shareholders and has undertaken steps to locate businesses that may be acquired by Madison, and that such acquisitions are likely to be made through the issuance of a substantial number of treasury shares resulting in a reverse take over. There is no assurance that Madison will be successful in its endeavour to acquire another operating business. Madison is up to date in its securities commission filings and its shares remain eligible to trade on the Canadian Dealing Network subject to Madison becoming an operating business again. Madison's shares last traded in January, 1996 at approximately $0.04 per share on extremely low trading volume relative to Hariston's shareholding.

DISCONTINUED OPERATIONS

     EDUCORP MULTIMEDIA. On January 29, 1997 Hariston's Board resolved to seek a buyer for the Company's multimedia software operations. As this event occurred subsequent to year end, the multimedia software operations are presented as continuing operations for purposes of the disclosure in this Annual Report on Form 10-K. On February 24, 1997 Hariston entered into a letter of intent to sell substantially all of the assets, and transfer certain of the liabilities, of Educorp and its subsidiaries, Direct and HighText, to Legacy for proceeds of $1.8 million, such amount to be received entirely in the form of common shares of Legacy.

     OIL AND GAS INTERESTS. On August 14, 1995 Hariston disposed of its oil and gas royalty and working interests for cash proceeds of approximately $2.4 million and the assumption by the purchaser of approximately $979,000 of debt. In 1995, Hariston earned net income of approximately $166,000 from its oil and gas royalty and working interests prior to their disposition.

     METANETIX DIVISION. On July 28, 1995 Hariston reached an agreement to sell its Metanetix Division and related technology to Consolidated Western and Pacific Resources Corp. ("Consolidated") for a purchase price of up to $9 million, to be paid as a royalty from any profits that may be generated from Consolidated's use of the Metanetix minerals recovery process and the Butte, Montana recovery plant. Consolidated subsequently informed Hariston that it did not wish to acquire the related technology license, thereby reducing the maximum purchase price to $7 million. No proceeds have been recognized on the sale of the Metanetix Division due to management's belief that the ultimate realization of proceeds cannot be reasonably determined at this time.

     In order to retain its interest in the technology license referred to above, Hariston was required to pay by December 31, 1995 an advance royalty payment of approximately $183,000 to an agency of the Government of Ontario. As a result of Consolidated's decision, management determined that the technology license had limited commercial value to Hariston and accordingly made no payment to the agency.

PREDECESSOR OPERATIONS

     Audited financial statements were prepared for the Company's predecessor, Gazelle Technologies, Inc. and Affiliates ("Predecessor") for its fiscal years ending February 28, 1994, February 28, 1995 and for the stub period March 1, 1995 to August 24, 1995. To assist with comparability, for purposes of this discussion and the selected financial information disclosure presented elsewhere in this Report, the Predecessor's stub period results have been combined with Direct's results for the period August 25, 1995 to December 31, 1995. Such combined results are presented on the same basis as the Predecessor's audited statements for the prior years.

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

     DEALER SOFTWARE SALES. Sales for the ten month period ended December 31, 1995 of $1,814,133 declined 10% relative to sales of $2,006,438 for the same period during 1994. The primary reason for the decline in same period sales was the decrease in the average 1995 CD-ROM dealer price to $25.78, as compared to $28.65 in 1994. Total international sales were $1,369,441, or 75% of total software sales to dealers, for the 10 month period ended December 31, 1995, versus $1,347,523 and 67% for the comparable prior year period.

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

     OPERATING AND CORPORATE EXPENSES. Operating and corporate expenses were $2,587,597 and approximately $2,880,000 for the ten month periods ended December 31, 1995 and December 31, 1994, respectively, and $3,460,700 for the year ended February 28, 1995. These figures represented approximately 38%, 36%, and 35% of revenues for those periods, respectively. The increase in operating expenses as a percentage of revenues was due primarily to the incurrence of approximately $200,000 of nonrecurring legal and professional fees during the ten month period to December 31, 1995 in connection with the purchase of Direct. After adjusting for these nonrecurring fees, operating and corporate expenses would be 35% of total revenues for the ten month period to December 31, 1995.

COMPARISON OF TWELVE MONTH PERIOD ENDED FEBRUARY 28, 1995 TO TWELVE MONTH PERIOD ENDED FEBRUARY 28, 1994

     RETAIL SOFTWARE SALES. Sales for the year ended February 28, 1995 of $5,832,202 increased 4% relative to retail software sales of $5,613,609 for the year ended February 28, 1994. The primary reason for the increase in same period sales was higher unit volume sales due to the rapid increase in the installed base of CD-ROM drives during 1995. This unit volume increase more than offset the effect of the decline in the average CD-ROM title price. The average CD-ROM retail price during the year ended February 28, 1995 decreased 40% to $47.06 as compared to $78.51 for the prior year. To a lesser extent, sales were adversely affected by smaller international order sizes due to the increasing availability of software titles in foreign countries. International sales were $876,922, or 15% of total retail sales, for the year ended February 28, 1995 versus $978,918 or 17% for the prior year.

     DEALER SOFTWARE SALES. Sales for the year ended February 28, 1995 of $2,407,725 declined 12% relative to dealer software sales of $2,727,423 for the year ended February 28, 1994. The decline in same period sales was attributable in part to a decrease in the average CD-ROM dealer price during the year ended February 28, 1995, to $28.10, as compared to $31.98 during the prior year, and to increased competition. During calendar year 1994 many new distribution channels were opened for the supply of CD-ROM titles to dealers. These new channels included a trend towards publishers selling their titles directly to dealers, and large software distributors commencing to sell CD-ROM titles.

     HARDWARE SALES. Dealer hardware sales are not a significant component of total computer hardware sales, due to the ability of dealers to purchase hardware directly from the manufacturer. The following discusses only retail hardware sales.

     Retail hardware sales for the year ended February 28, 1995 of $953,373 declined 64% relative to retail hardware sales of $2,662,968 for the year ended February 28, 1994. The primary reason for the decline in same period sales was a 69% reduction in the average retail sales price of computer hardware products sold by the Company due to a shift in inventory mix. The average retail price for hardware products sold during the year ended February 28, 1995 was $198, as compared to $642 during the year ended February 28, 1994.

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

     After eliminating owner's compensation, operating and corporate expenses as a percentage of revenues were 28% for the year ended February 28, 1995 and 24% for the year ended February 28, 1994. The increase in this figure as compared to the figure for 1994 was due primarily to the increased cost of catalog operations, including increased paper and postage costs.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 the Company had cash balances in excess of $2.8 million, comparing favorably with cash of $1.4 million at December 31, 1995 and $1.1 million at December 31, 1994. However, the Company's December 31, 1996 working capital ratio of 0.87 compared unfavorably with 1.38 at December 31, 1995 and 1.14 at December 31, 1994. This primarily reflects the fact that the $3.2 million of notes issued in 1995 to partially fund the purchase of the Direct operations came due in January, 1997 and were accordingly classified as current at December 31, 1996. The effect of the $3.2 million notes on the December 31, 1996 working capital ratio was partially offset by the treatment of the Company's $1,208,439 investment in PLI shares as current, reflecting the fact that during the fourth quarter the Company began significant sales of PLI shares.

     The overall debt/equity ratio of 4.62 at December 31, 1996 compared unfavorably with 1.39 at December 31, 1995 and 0.72 at December 31, 1994. The increase from 1994 to 1995 primarily reflects the $3.2 million of debt incurred in 1995 to effect the acquisition of the Direct operations. The increase from 1995 to 1996 primarily reflects declining shareholders' equity due to the $5,518,570 of losses incurred in 1996 by the multimedia software operations.

     In summary, while cash balances improved, the working capital and debt/equity ratios showed significant worsening during 1996.

     In order to finance the Company's working capital needs and the repayment of a $374,000 short-term note that arose from the acquisition of the Direct operations, during the first quarter of 1996 the Company reset the exercise price of certain warrants from $3.60 to $2.00 per share as an incentive for exercise. The repriced warrants were exercised and, pursuant to the exercise, the Company issued 250,000 shares on March 1, 1996 and realized proceeds of $500,000.

     In order to finance the working capital needs of Educorp and its subsidiaries, during the second quarter of 1996 the Company borrowed $250,000 from McGoodwin James & Co. pursuant to two short-term notes. See Item 13.

     Also in order to finance working capital needs, during the first three quarters of 1996 Hariston sold 143,481 PLI shares on the parallel market to the Warsaw Stock Exchange, raising net proceeds of $670,016.

The proceeds of these sales were primarily invested in the operations of Educorp and its subsidiaries. These share sales also served to demonstrate the liquidity and value of the Company's investment in PLI.

     In order to finance working capital needs, during the third quarter the Company raised $1,200,000 from the private placement of shares and share purchase warrants.

     During the fourth quarter of 1996, Hariston's management determined that it would not be in the best interests of Hariston's shareholders for Hariston to continue to hold a passive minority shareholding in PLI, since long-term shareholder value will likely be best increased by reinvesting a portion of the proceeds from sales of PLI shares in the acquisition of a business that can be actively managed. Accordingly, in December 1996 Hariston settled its claims with respect to a $7 million note receivable in default by agreeing to receipt of 1.1 million PLI shares, and sold 793,158 PLI shares in private transactions, retaining at year-end 1,820,566 PLI shares or a 25.8% interest in PLI. These December PLI share sales raised proceeds of $2,436,889. During the first quarter of 1997, an additional 1,760,000 PLI shares were sold, primarily in private transactions, for proceeds of in excess of $6.5 million (of which $1.5 million consisted of short-term notes receivable and the remainder was received in cash), leaving Hariston currently with 60,566 PLI shares representing a nominal shareholding in PLI of less than 1%. A portion of the proceeds was used to repay $3.2 million of notes issued in 1995 to effect the acquisition of the Direct operations.

     The Company's principal continuing capital requirements include working capital to finance the multimedia software operations until a sale of these operations can be concluded, and costs which may be incurred in connection with the acquisition of a business in the future. To effect the proposed acquisition of a manufacturer of aerospace products, Hariston expects to commit $3 million of its current cash position.

     Historically, the Company has also required capital to finance operating losses, having incurred operating losses in each year after 1990. As of December 31, 1996, the Company had an accumulated deficit of $30,590,978. The Company has continued to experience negative operating cash flows.

     Based on historical results and management's expectations for future operations, the Company expects the multimedia software operations will require modest further capital infusion to cover their operating requirements until a sale of the operations can be concluded. However, the operations have required $235,500 of capital infusion from Hariston during 1997 to date.

     The ability of the Company to continue to effectively manage its working capital and ultimately, to attain profitability, is dependent upon a number of factors including but not limited to: competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's operations, the timely development and introduction of new products which address market needs, continuing access to investment capital, and the successful conclusion of proposed transactions.

     There is no assurance that cash flows from operations will be sufficient to meet operating requirements, that additional debt or equity financing will be available as required, or will be available on terms acceptable to the Company, or that the Company will be able to conclude the sale of the multimedia software operations or the purchase of the aerospace products manufacturer on terms acceptable to the Company.

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K includes forward-looking information, including information concerning the Company's business strategies, financing plans, plans and objectives for product development, and marketing plans. These forward-looking statements are subject to risks and uncertainties, including technological uncertainties in the development of new products, the impact of competitive products and pricing, the Company's ability to recruit and retain qualified personnel, the Company's continued access to investment capital, and the successful conclusion of proposed transactions, which could cause actual results to differ from those projected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company follow hereafter. Following the Company's financial statements are the financial statements of the Predecessor for the period March 1, 1995 to August 24, 1995. See Financial Statement Index at Item 14(a).

     The financial statements of the Predecessor for the fiscal years ended February 28, 1995, 1994 and 1993 are incorporated herein by this reference to
Exhibit 7(a) of the Company's Current Report on Form 8-K filed September 11, 1995 (as amended by Form 8-K/A filed November 8, 1995).

                              HARISTON CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS AT DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                                AUDITORS' REPORT

To the Shareholders of
  HARISTON CORPORATION:

     We have audited the consolidated balance sheets of Hariston Corporation (a Canada corporation) as at December 31, 1996 and 1995 and the consolidated statements of loss and deficit and changes in financial position for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.

Vancouver, British Columbia
March 7, 1997, except with respect to Note 18(c) which is dated April 10, 1997.

ARTHUR ANDERSEN & CO.

                              HARISTON CORPORATION

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995
                     (Amounts in thousands of U.S. dollars)

                                                                 1996        1995
                                                               --------    --------
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $  2,805    $  1,419
Short-term investments (Notes 6 and 18).....................      1,208          --
Receivables, net of allowance for doubtful accounts of $58
  (1995 -- $40) (Note 5)....................................        421         457
Inventory, net of reserve for obsolescence of $470 (1995 --
  $74)......................................................        559       1,335
Prepaid expenses............................................        207         147
                                                               --------    --------
                                                                  5,200       3,358
INVESTMENTS (Note 6)........................................          8       1,956
EQUIPMENT AND LEASEHOLDS (Note 7)...........................        363         207
INTANGIBLE ASSETS (Note 8)..................................      2,339       4,667
                                                               --------    --------
                                                               $  7,910    $ 10,188
                                                               ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals...............................   $  2,349    $  1,829
Deferred revenue............................................        113         185
Current portion of term debt (Note 9).......................      3,539         413
                                                               --------    --------
                                                                  6,001       2,427
TERM DEBT (Note 9)..........................................        201       3,200
PUT OPTION (Notes 10 and 18)................................        300         300
                                                               --------    --------
                                                                  6,502       5,927
                                                               --------    --------
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Share capital (Note 12).....................................     31,999      29,887
Deficit.....................................................    (30,591)    (25,626)
                                                               --------    --------
                                                                  1,408       4,261
                                                               --------    --------
                                                               $  7,910    $ 10,188
                                                               ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                              HARISTON CORPORATION

                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (Amounts in thousands of U.S. dollars)

                                                                  1996               1995               1994
                                                             ---------------    ---------------    ---------------
                                                                                                         (NOTE 19)
REVENUE:
Software sales............................................   $         5,817    $         2,676    $     --
Book sales................................................               412          --                 --
Software royalties and license fees.......................                80                122          --
Other.....................................................                25                 28                 22
                                                             ---------------    ---------------    ---------------
                                                                       6,334              2,826                 22
COST OF SALES.............................................             5,058              2,195          --
                                                             ---------------    ---------------    ---------------
                                                                       1,276                631                 22
OPERATING AND CORPORATE EXPENSES (Note 13)................             6,467              2,399              1,047
WRITE-DOWN OF GOODWILL (Note 8)...........................             1,800          --                 --
                                                             ---------------    ---------------    ---------------
Loss before the following items...........................            (6,991)            (1,768)            (1,025)
INTEREST INCOME (EXPENSE), net............................              (331)              (132)               167
SHARE OF NET LOSS OF MADISON..............................         --                 --                       (96)
GAIN (LOSS) ON INVESTMENTS AND LOANS (Note 14)............             2,354                161               (526)
FOREIGN EXCHANGE GAIN (LOSS)..............................                 3                (64)              (256)
                                                             ---------------    ---------------    ---------------
Loss from continuing operations...........................            (4,965)            (1,803)            (1,736)
                                                             ---------------    ---------------    ---------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 4):
Results of Polish retail operation........................         --                 --                    (1,027)
Share of net loss of Polish retail operation..............         --                 --                      (482)
Non-controlling interest in losses of Polish retail
  operation...............................................         --                 --                       220
Results of factoring operation............................         --                 --                        65
Gain (loss) on disposal of factoring operation............         --                        (5)                63
Loss on disposal of minerals recovery project.............         --                      (321)           (12,478)
Income from oil and gas royalty and working interests.....         --                       166                678
Gain on disposal of oil and gas royalty and working
  interests...............................................         --                     1,140          --
                                                             ---------------    ---------------    ---------------
Income (loss) from discontinued operations................         --                       980            (12,961)
                                                             ---------------    ---------------    ---------------
Net loss..................................................            (4,965)              (823)           (14,697)
DEFICIT, beginning of year................................           (25,626)           (24,803)           (10,106)
                                                             ---------------    ---------------    ---------------
DEFICIT, end of year......................................   $       (30,591)   $       (25,626)   $       (24,803)
                                                             ===============    ===============    ===============
NET LOSS PER SHARE
Loss from continuing operations...........................   $         (0.42)   $         (0.17)   $         (0.16)
Income (loss) from discontinued operations................         --                      0.09              (1.19)
                                                             ---------------    ---------------    ---------------
Net loss per share                                           $         (0.42)   $         (0.08)   $         (1.35)
                                                             ===============    ===============    ===============

 The accompanying notes are an integral part of these consolidated statements.

                              HARISTON CORPORATION

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (Amounts in thousands of U.S. dollars)

                                                                  1996            1995             1994
                                                              -------------   -------------   ---------------
                                                                                                 (NOTE 19)
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
Loss from continuing operations.............................  $      (4,965)  $      (1,803)  $        (1,736)
Add (deduct) items not affecting cash--
  Depreciation and amortization.............................          1,127             319               179
  Write-down of goodwill....................................          1,800        --               --
  Share in net loss of Madison..............................       --              --                      96
  (Gain) loss on investments and loans......................         (2,354)           (161)              526
                                                              -------------   -------------   ---------------
                                                                     (4,392)         (1,645)             (935)
Changes in non-cash working capital accounts from continuing
  operations................................................          1,202             476              (979)
                                                              -------------   -------------   ---------------
                                                                     (3,190)         (1,169)           (1,914)
                                                              -------------   -------------   ---------------
Income (loss) from discontinued operations..................       --                   980           (12,961)
Add (deduct) items not affecting cash--
  Depreciation and amortization.............................       --                   107               732
  Share of net loss of Polish retail operation..............       --              --                     482
  Non-controlling interest in losses of Polish retail
     operation..............................................       --              --                    (220)
  (Gain) loss on disposal of discontinued operations........       --                  (814)           12,478
                                                              -------------   -------------   ---------------
                                                                   --                   273               511
                                                              -------------   -------------   ---------------
                                                                     (3,190)           (896)           (1,403)
                                                              -------------   -------------   ---------------
CASH PROVIDED FROM FINANCING ACTIVITIES:
Issuance of common shares for acquisition of multimedia
  software business.........................................            412             500         --
Amount payable upon exercise of put option by sellers of
  Educorp Multimedia........................................       --                   300         --
Issuance of short-term seller's note for acquisition of
  multimedia software business..............................       --                   374         --
Net cash proceeds from share issuance.......................          1,700              39             3,704
Proceeds from term debt, net................................            127           1,119               227
Subscriptions receivable....................................       --              --                      37
                                                              -------------   -------------   ---------------
                                                                      2,239           2,332             3,968
                                                              -------------   -------------   ---------------
CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of multimedia software business.................  $        (469)  $      (6,067)  $     --
Disposal (acquisition) of property, equipment and
  leaseholds, net...........................................           (287)             37              (115)
Issuance of notes receivable................................       --                 1,170               645
Recovery of finders' fee....................................       --                   230         --
Proceeds from disposal of investments.......................          3,101             157               941
Acquisition of Madison shares...............................             (8)       --               --
Proceeds from disposal of oil and royalty interests,
  net of costs of disposition...............................       --                 3,318         --
Minerals recovery project...................................       --                   (61)           (4,203)
                                                              -------------   -------------   ---------------
                                                                      2,337          (1,216)           (2,732)
                                                              -------------   -------------   ---------------
Increase (decrease) in cash and cash equivalents............          1,386             220              (167)
CASH AND CASH EQUIVALENTS, beginning of year................          1,419           1,199             1,366
                                                              -------------   -------------   ---------------
CASH AND CASH EQUIVALENTS, end of year......................  $       2,805   $       1,419   $         1,199
                                                              =============   =============   ===============

 The accompanying notes are an integral part of these consolidated statements.

                              HARISTON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

1.   ORGANIZATION AND CONTINUANCE OF OPERATIONS

     Hariston Corporation (the "Company") is incorporated under the Canada Business Corporations Act. Prior to 1996, the Company was engaged in various business activities, including the exploitation of technology for the extraction of metals from water and other media, and the holding and management of royalty and working interests in oil and gas production. During 1995, the Company changed its business strategy and disposed of its minerals recovery project and its royalty and working interests in oil and gas production and acquired operations engaged in the publishing, distribution and marketing of multimedia CD-ROM titles for use with both Macintosh and IBM-compatible computers. Sales were predominantly generated through catalog direct marketing to consumers. The majority of sales were cash sales to individual customers. The Company is contemplating the disposition of its multimedia software business (see Note 18).

     The Company has experienced substantial losses from its operations since the change in business strategy in 1995, which were primarily financed from cash raised from the issue of common shares and the disposal of the Company's investment in the Polish retail operation. The Company's continuance depends on its ability to successfully restructure its operations, acquire the necessary financing for working capital needs and future acquisitions, and achieve profitable future operations.

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Company's accounting and reporting policies conform to generally accepted accounting principles in Canada.

PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its subsidiaries while the Company had a controlling interest. Investments in affiliated companies where the Company has significant influence but not control are accounted for using the equity method. All other investments in affiliates are accounted for on the cost basis. Material intercompany transactions have been eliminated. As at December 31, 1996, the primary operating subsidiary is Educorp Direct, Inc. ("Educorp").

AMALGAMATION

     On January 1, 1995, the Company was amalgamated with its wholly-owned subsidiaries, Metanetix Corporation and Canadian Capital Financial Markets (C.C.F.M.) Inc., the businesses of which were discontinued. As the amalgamation was between companies under common control, the combination was accounted for using the pooling-of-interests method. The assets and liabilities in the Company's financial statements are accounted for at historical cost and the reported results of operations include the operations of the predecessor companies as if they had been combined since inception.

INVESTMENTS

POLISH LIFE IMPROVEMENT S.A. ("PLI")

     During 1994, the Company reduced its investment in PLI from 76% to 23.5% and beginning January 1, 1995, the Company has had little influence over the operating, financing and investing decisions related to PLI. Accordingly, these consolidated financial statements include the operations of PLI on a consolidated basis for the period January 1, 1994 to June 24, 1994. The consolidated financial statements from June 24,

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

1994 to December 31, 1994 account for PLI on the equity method and for the years ended December 31, 1995 and 1996 using the cost method.

MADISON HOLDINGS LIMITED ("MADISON")

     The Company's investment in Madison (formerly known as "Madison Partners Limited") was accounted for by the equity method until July 20, 1994 when the Company ceased to exercise significant influence. It was then recorded at cost.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of liquid investments with a maturity of three months or less when purchased. As of December 31, 1996, certificates of deposits amounting to $10 (1995 -- $253) were held as collateral by a bank for certain credit services provided.

INVENTORY

     Inventory consists of books and multimedia CD-ROM titles and is valued at the lower of cost (first-in, first-out method) or net realizable value.

PREPAID EXPENSES

     Prepaid expenses consist primarily of production and distribution costs of sales catalogs to be mailed in the future. These costs, net of cooperative marketing reimbursements, are charged in the month in which the catalogs are mailed since the benefit period for such costs is short and the amount of such future benefit is not practically measurable.

EQUIPMENT, LEASEHOLDS AND DEPRECIATION

     Furniture and equipment and leasehold improvements are recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets at the following rates:

Furniture and equipment........................  5 years
Computer equipment.............................  2-3 years
Leasehold improvements.........................  Term of relevant leases

INTANGIBLE ASSETS

     Intangible assets are recorded at cost. Amortization is provided on the straight-line basis over the estimated useful lives of the intangible assets as follows:

Goodwill.......................................  8 years
Customer mailing lists.........................  4 years
Computer software licenses.....................  3 years
Copyrights/intellectual property...............  3 years
Covenant not to compete........................  3 years

     Intangible assets are written down where there has been a permanent impairment in the value of unamortized intangibles. A permanent impairment in intangibles is determined by comparison of the carrying value of unamortized intangibles with undiscounted future earnings of the related business.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

     Goodwill represents the excess of the purchase price of the subsidiaries over the fair market value of identifiable net assets acquired.

REVENUE RECOGNITION

     Revenue is recognized upon shipment of products to customers. The Company permits the return of products under certain circumstances. Products that are defective are generally handled on a warranty return basis with the Company's vendors. The Company provides an allowance for the estimated costs of returns at the time the product is shipped. Cash on sales received in advance of shipment is deferred until the related products are shipped.

FOREIGN CURRENCY TRANSLATION

     Prior to August 25, 1995, the operations of the Company were primarily based in Canada and the Canadian dollar was the currency of measurement and reporting. Transactions denominated in currencies other than the Canadian dollar were translated under the temporal method. Monetary assets and liabilities were translated at the exchange rate at the balance sheet date; non-monetary assets and liabilities were translated at the exchange rate at the transaction date. Revenue and expense items were translated at the average monthly exchange rate. Gains and losses resulting from changes in exchange rates were reflected in the statement of loss for the year.

     Subsequent to August 25, 1995, the operations of the Company were primarily based in the United States of America, and the United States dollar became the currency of the primary economic environment in which the Company operates and therefore the currency of measurement and reporting. The change of currency of measurement and reporting was necessitated by events that are clearly different in substance from those previously occurring, and as a result the change was applied prospectively. Prior year comparative figures were translated from Canadian dollar amounts to U.S. dollar amounts under the method of convenience using the exchange rate in effect on August 25, 1995, the effective date of change. Following the change in currency of measurement and reporting, transactions denominated in currencies other than U.S. dollars are translated under the temporal method.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

     Loss per share is calculated on the basis of the weighted average number of share outstanding during the year of 11,731,427. The effect of potential conversions of common share equivalents on loss per share is either immaterial or anti-dilutive. As a result, no adjusted or fully diluted loss per share is presented.

RECLASSIFICATION

     Certain figures for 1995 and 1994 have been reclassified to conform to current year's presentation. In addition, as detailed above, the prior year comparative figures have been translated from Canadian dollar

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

amounts to U.S. dollar amounts under the method of convenience using the exchange rate in effect on the effective date of change of the Company's currency of measurement and reporting.

3. ACQUISITION OF MULTIMEDIA SOFTWARE BUSINESS

EDUCORP DIRECT, INC.

     On August 25, 1995, a wholly-owned subsidiary of the Company, CD-Soft Corporation (now known as Educorp Multimedia, Inc.), through a wholly-owned subsidiary (now known as Educorp Direct, Inc.), acquired substantially all the assets and assumed certain liabilities of a company and its affiliates engaged in the multimedia software business with the trade name of Educorp. The acquisition was accounted for by the purchase method and these consolidated financial statements include the results of the operations from the date of acquisition. The net assets acquired were as follows:

Current assets..............................................  $  1,240
Property and equipment......................................        80
Other assets................................................       637
Liabilities.................................................      (843)
                                                              --------
     Net tangible assets acquired...........................     1,114
Customer mailing lists......................................     1,000
Licenses....................................................       570
Covenant not to compete.....................................        25
                                                              --------
     Net identifiable assets acquired.......................     2,709
Goodwill purchased..........................................     3,358
                                                              --------
     Consideration..........................................  $  6,067
                                                              ========
Satisfied by--
  Cash......................................................  $  4,893
  Short-term seller's notes (Note 9)........................       374
  Put option to acquire 5% of outstanding stock of Educorp
     (Note 10)..............................................       300
  Common shares of the Company (Note 12)....................       500
                                                              --------
                                                              $  6,067
                                                              ========

     In addition, the Company issued warrants for purchase of 250,000 common shares of the Company with an exercise price of $2.25 per share to certain parties who brokered the acquisition. These warrants expired on December 31, 1996.

     Subsequent to December 31, 1996, the Company entered into a non-binding letter of intent to sell certain of the assets and transfer certain of the liabilities of Educorp for proceeds of $1,800 (see Note 18).

HIGHTEXT INTERACTIVE, INC.

     Effective January 1, 1996, the Company, through a wholly-owned subsidiary now known as HighText Interactive, Inc. ("HighText") acquired substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., a company engaged in the development and distribution of books and multimedia software titles on CD-ROM. The acquisition has been accounted for by the purchase method and these consolidated financial statements include the results of operations from the date of acquisition.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

     The estimated fair value of assets and liabilities as of the date of acquisition as follows:

Current assets..............................................    $179
Property and equipment......................................       7
Liabilities.................................................    (172)
                                                                ----
     Net tangible assets acquired...........................      14
Identifiable intangibles and other assets...................     313
                                                                ----
     Net identifiable assets acquired.......................     327
Goodwill purchased..........................................     142
                                                                ----
     Consideration..........................................    $469
                                                                ====
Satisfied by--
  146,139 common shares of the Company valued at $2.82 per
     share..................................................    $412
  20,000 common shares valued at $2.82 per share which are
     unissued and recorded as a liability...................      57
                                                                ----
                                                                $469
                                                                ====

     In addition, the purchase agreement provided for the issuance of up to $60 of the common stock of the Company valued at the average sale price for the twenty trading days prior to issuance of a patent, as defined, if such patent is issued no later than December 31, 1998. The agreement also provides for additional shares of common stock of the Company to be paid, with a value equal to the after-tax income of the book publishing operations for each of the five fiscal years beginning with the year ending December 31, 1996. In the event that the book publishing operations acquired are sold prior to December 31, 2000, the Company will be required to issue common shares of the Company equal to the net after-tax value of consideration received by the Company for such operations, based on a formula as defined in the agreement.

     Subsequent to December 31, 1996, the Company entered into an agreement with the previous owners of HighText Publications, Inc. whereby the Company has agreed to transfer to them substantially all of the assets and certain liabilities of the book publishing operations. The transfer represents payment in full of the contingent consideration and the loss on sale has been recorded as at December 31, 1996.

4. DISCONTINUED OPERATIONS

     During 1994, the Company adopted a formal plan to dispose of its minerals recovery project and wrote it down to its estimated realizable value. The minerals recovery project was disposed of in 1995. The write-down in 1994 and the loss on disposal in 1995, which total in aggregate $12,799, are included in results of discontinued operations.

     The Company sold its oil and gas royalty and working interests for a gain of $1,140 effective August 1, 1995. As part of the sale agreement, a debenture secured by the oil and gas interests was assumed by the purchaser of the oil and gas interests. The results of operations from the oil and gas royalty and working interests are included in results of discontinued operations.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

5. RECEIVABLES

                                                                1996         1995
                                                              ---------    ---------
Trade.......................................................  $     403    $     238
Software royalties..........................................     --              106
Receivable from a seller of Educorp.........................     --               98
Other.......................................................         18           15
                                                              ---------    ---------
                                                              $     421    $     457
                                                              =========    =========

6. INVESTMENTS

                                                              OWNERSHIP %         TOTAL
                                                             -------------   ---------------
                                                             1996    1995     1996     1995
                                                             -----   -----   ------   ------
PLI --
  1,820,566 (1995 -- 1,657,205) shares, at cost............  25.8%   23.5%   $1,208   $1,123
  Collateral interest in 1,400,000 shares under a pledge
     agreement.............................................   --     19.9%     --        833
                                                                             ------   ------
                                                                              1,208    1,956
Madison --
  233,591 (1995 -- 80,000) common shares...................   8.6%    4.1%        8     --
                                                                             ------   ------
                                                                              1,216    1,956
  Less -- Portion classified as short-term investments
     (Note 18).............................................                  (1,208)    --
                                                                             ------   ------
                                                                             $    8   $1,956
                                                                             ======   ======

     By an agreement dated June 22, 1994, the Company sold 1.5 million shares of PLI in return for a $7.5 million note. An amount of $500 was received on the note and the collectibility of the remaining $7 million was uncertain. Accordingly, the Company took a collateral interest in 1.4 million shares of PLI under a pledge agreement between the Company and the purchaser. Due to the uncertainty of realization, the Company did not record the sale of the shares or the gain thereon in the December 31, 1994 and 1995 financial statements. In 1996, the Company received 1.1 million shares of PLI from the purchaser in satisfaction of the note and the collateral interest in the shares of PLI.

     During the year, the Company transferred 43,158 shares of PLI to the holders of the $3,200 promissory notes (see Notes 9 and 17) as partial payment of interest expense thereon.

     During the year, the Company converted a previously written off note receivable from Madison into 86,925 common shares of Madison and acquired an additional 66,666 shares.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

7. EQUIPMENT AND LEASEHOLDS

                                                                   1996                    1995
                                                     --------------------------------    --------
                                                             ACCUMULATED     NET BOOK    NET BOOK
                                                     COST    DEPRECIATION     VALUE       VALUE
                                                     ----    ------------    --------    --------
Furniture and equipment..........................    $ 80        $ 29          $ 51        $ 92
Computer equipment...............................     427         129           298         108
Leasehold improvements...........................      18           4            14           7
                                                     ----        ----          ----        ----
                                                     $525        $162          $363        $207
                                                     ====        ====          ====        ====

8. INTANGIBLE ASSETS

                                                                  1996        1995
                                                                --------    --------
                                                                (NOTE 3)    (NOTE 3)
Goodwill....................................................     $1,700      $3,358
Customer mailing lists......................................      1,015       1,000
Licenses....................................................        570         570
Copyrights/intellectual property............................        234          --
Covenant not to compete.....................................         98          25
                                                                 ------      ------
                                                                  3,617       4,953
  Less -- Accumulated amortization..........................     (1,278)       (286)
                                                                 ------      ------
                                                                 $2,339      $4,667
                                                                 ======      ======

     The goodwill arising upon acquisition of the multimedia software business has been written down by $1,800 to reflect an estimated permanent impairment in value based on a non-binding letter of intent for the sale of the multimedia software business entered into subsequent to year end (see Note 18).

9. TERM DEBT

                                                                 1996       1995
                                                                -------    -------
Loan payable bearing interest at prime plus 1% per annum....    $    30    $    30
Promissory notes bearing interest at 10% per annum..........      3,200      3,200
Short-term notes bearing interest at 6% per annum...........         --        374
Promissory note bearing interest at 10% per annum repayable
  in monthly instalments of $21 and due on February 15,
  1998......................................................        250         --
Capital lease obligations...................................        260         --
Other.......................................................         --          9
                                                                -------    -------
                                                                  3,740      3,613
Less -- Current portion.....................................     (3,539)      (413)
                                                                -------    -------
                                                                $   201    $ 3,200
                                                                =======    =======

     The promissory notes of $3,200 are secured by the outstanding share capital of Educorp, the Company's investment in PLI and certain receivables. The notes were fully paid subsequent to year end.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

     Future minimum lease payments for capitalized lease obligations at December 31, 1996 are as follows:

1997.......................................................    $  85
1998.......................................................       74
1999.......................................................       69
2000.......................................................       59
2001.......................................................       31
                                                               -----
                                                                 318
  Less -- Imputed interest.................................      (58)
                                                               -----
Present value of net minimum lease obligations.............    $ 260
                                                               =====

10. PUT OPTION

     The parties that brokered the purchase of Educorp in 1995 were granted an option to purchase 26,316 shares in Educorp, being a 5% interest therein, with an initial exercise price of U.S.$0.10 per share. The same parties have a put option to require Educorp to repurchase the option for a price of $300 within the period from February 25, 1997 to February 25, 1998. The put option and the option to purchase shares in Educorp were settled for $175 subsequent to year end (see Note 18).

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company has entered into operating leases for its facilities expiring at various dates up to 1998. Minimum annual payments, including operating costs, under these leases over the next two years are as follows:

1997........................................................    $25
1998........................................................     23

ENVIRONMENTAL CONTINGENCIES

     The Company disposed of its minerals recovery project in 1995 (see Note 4). In connection with this project, the Company was subject to various United States federal, state and local statutes, rules and regulations relating to environmental matters, including provisions related to mine reclamation and the discharge of materials into the environment. The Company may still be held liable for environmental clean-up costs notwithstanding indemnifications obtained from the property lessor and property owners. Currently, no environmental liabilities have been identified or accrued in these consolidated financial statements.

LITIGATION

     The Company is being sued by certain former option holders for $560 for its refusal during 1993 to issue shares under the relevant options. The Company believes the options had expired and, accordingly, no shares should have been issued. The outcome of the lawsuit is currently not determinable.

     The Company is being sued by a former insider for approximately $83 on account of losses incurred by the individual's spouse on the purchase during 1989 and sale during 1990 of Company shares. The Company believes the claim is without merit; however, the outcome of the lawsuit is not currently determinable.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

     The Company is being sued by the former owners of a business acquired and sold by Hariston in 1993. The former owners allege that Hariston committed civil theft due to willful misrepresentation and breach of contract, and are claiming loss and damages in the suit of an unspecified amount. Separately, legal counsel to the plaintiffs has sent a letter to the Company proposing settlement of the case for $3,000, which sum was purported in the letter to represent three times the estimated damages suffered by the plaintiffs. The Company does not intend to respond to this proposal and intends to rigorously defend itself in the lawsuit. However, the Company believes that it has been indemnified by its co-defendant in the suit, or an entity controlled by him, against any liability in this matter. The outcome of the lawsuit is not currently determinable.

12.  SHARE CAPITAL

                                                                    1996             1995
                                                                -------------    -------------
Authorized --
  Unlimited number of common shares
Issued and outstanding --
  Fully paid common shares..................................    $      32,001    $      29,889
  Shares held in treasury (1,000 shares)....................               (2)              (2)
                                                                -------------    -------------
                                                                $      31,999    $      29,887
                                                                =============    =============

     Changes in the Company's issued share capital for the years ended December 31, 1994, 1995 and 1996 were:

                                                                       COMMON STOCK
                                                                --------------------------
                                                                 NUMBER
                                                                OF SHARES       AMOUNT
                                                                ---------    -------------
                                                                (NOTE 19)        (NOTE 19)
Balance, December 31, 1993..................................    8,614,809    $      25,051
  Shares issued for cash on exercise of stock option and
     warrants...............................................      120,000              361
  Shares issued for cash, less finders' fees of $372........      850,000            3,343
  Shares issued in settlement of $595 of a convertible
     debenture of wholly-owned subsidiary, Canadian Capital
     Financial Markets (C.C.F.M.) Inc.......................      266,667              595
  Shares issued to acquire 25% minority interest in
     75%-owned subsidiary company, Metanetix Corporation,
     recorded at nominal value..............................    1,000,000               --
                                                                ---------    -------------
Balance, December 31, 1994..................................    10,851,476          29,350
  Shares issued to one of the sellers of Educorp as part of
     the purchase price pursuant to the Purchase and Sale
     Agreement..............................................      200,000              500
  Shares issued for cash on exercise of stock options.......       15,500               39
  Cancelled shares..........................................           (2)              --
                                                                ---------    -------------
Balance, December 31, 1995..................................    11,066,974          29,889
  Shares issued for acquisition of HighText Interactive,
     Inc. (Note 3)..........................................      146,139              412
  Shares issued for cash on exercise of warrants............      250,000              500
  Shares issued for cash in a private placement.............    1,200,000            1,200
                                                                ---------    -------------
Balance, December 31, 1996..................................    12,663,113   $      32,001
                                                                =========    =============

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

     As at December 31, 1996, the Company had outstanding vested stock options and warrants as follows:

                                                  NUMBER
                                                 OF VESTED     EXERCISE
                                                  SHARES         PRICE        EXPIRATION DATE
                                                 ---------    -----------    ------------------
Options
Employee.....................................      10,000     Cdn. $ 2.50    November 30, 1997
Employee.....................................      10,000     Cdn. $ 4.25    February 17, 1998
Director.....................................      20,000     Cdn. $ 4.75    March 31, 1998
Employee.....................................     140,000     U.S. $ 1.25    July 17, 2003
Director.....................................     120,000     U.S. $ 1.25    July 17, 2003
Employee.....................................     296,666     U.S. $ 1.25    August 16, 2003
Director.....................................      80,000     U.S. $ 1.25    August 16, 2003
                                                ---------
                                                  676,666
                                                =========
Warrants
Share warrants...............................     250,000     U.S. $ 2.25    December 31, 1996
Share warrants...............................     600,000     U.S. $ 1.75    September 27, 1997
Share warrants...............................     625,000     U.S. $ 4.00    November 21, 1997
Share warrants...............................     600,000     U.S. $ 2.50    September 27, 1998
Share warrants...............................   1,000,000     U.S. $ 2.50    August 24, 2000
                                                ---------
                                                3,075,000
                                                =========
     Weighted average exercise price.........                 U.S. $ 2.41
                                                              ===========

13. OPERATING AND CORPORATE EXPENSES

                                                                 1996      1995       1994
                                                                ------    ------    ---------
                                                                                    (NOTE 19)
Administration, office and travel...........................    $  722    $  496         $199
Consulting fees, salaries and employee benefits.............     2,631       885          220
Directors fees..............................................        26        --           --
Marketing, catalog and trade show costs.....................     1,119        65           --
Professional fees...........................................       609       424          347
Rent and other..............................................       233       210          126
Depreciation and amortization...............................     1,127       319          155
                                                                ------    ------    ---------
                                                                $6,467    $2,399       $1,047
                                                                ======    ======    =========

     Consulting fees, salaries and employee benefits of $2,631 for 1996 include $108 paid to Scorpion Holdings, Inc. ("Scorpion"), a private financial advisory company. By agreement between Hariston and Scorpion, Scorpion is paid $20 per month for providing the services of Nuno Brandolini as Chairman and Chief Executive Officer and Kevin McCarthy as President of the Company.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

14. GAIN (LOSS) ON INVESTMENTS AND LOANS

                                                               1996    1995      1994
                                                              ------   -----   ---------
                                                                               (NOTE 19)
Provision for loss on Madison shares........................  $ --     $ (59)    $(952)
Gain on disposition of Madison shares.......................    --       123     --
Write-off of receivable from Madison........................    --      (133)    --
Groothandelsmarkt Gemar B.V.................................    --      --        (291)
Recovery (write-off) of finders' fees on PLI................    --       230      (378)
Gain on sale of investment in PLI...........................   2,354    --       1,324
Other.......................................................    --      --        (229)
                                                              ------   -----     -----
                                                              $2,354   $ 161     $(526)
                                                              ======   =====     =====

15. INCOME TAXES

     The Company has losses carried forward of approximately $ 5,600 (1995-$4,100) for Canadian income tax purposes, which expire at various dates from 1999 to 2003. They may be utilized to offset taxable income of future years. The Company also has net capital losses of approximately $ 8,200 (1995 -- $9,000) for Canadian income tax purposes which may be carried forward indefinitely and may be applied only against capital gains.

     For U.S. income tax purposes, no provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December 31, 1996. At December 31, 1996, the Company had approximately $3,500 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income until 2010. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. At December 31, 1996, the effect of such limitation, if imposed, is not expected to be material.

     The tax benefits of these losses for Canadian and U.S. income tax purposes have not been recognized in these consolidated financial statements.

16. SEGMENTED INFORMATION

                                                               1996       1995        1994
                                                              -------    -------    ---------
                                                                                    (NOTE 19)
BY INDUSTRY SEGMENT
Revenue --
  Computer software.......................................    $6,334..   $ 2,805     $ --
  Financing and investments...............................      --            21           22
                                                              -------    -------     --------
       Total revenues.....................................    $ 6,334    $ 2,826     $     22
                                                              =======    =======     ========

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

                                                               1996       1995        1994
                                                              -------    -------    ---------
                                                                                    (NOTE 19)
Operating loss --
  Computer software.......................................    $(3,719)   $  (507)    $ --
  Write-down of goodwill..................................     (1,800)     --          --
  Financing and investments...............................      2,354         (7)        (600)
                                                              -------    -------     --------
                                                               (3,165)      (514)        (600)
  Less -- Corporate expenses..............................      1,800      1,289        1,136
                                                              -------    -------     --------
       Loss from continuing operations....................     (4,965)    (1,803)      (1,736)
Discontinued operations --
  Polish retail...........................................      --         --          (1,289)
  Minerals recovery project...............................      --          (321)     (12,478)
  Factoring...............................................      --            (5)         128
  Oil and gas royalty and working interests...............      --         1,306          678
                                                              -------    -------     --------
       Net loss...........................................    $(4,965)   $  (823)    $(14,697)
                                                              =======    =======     ========
Identifiable assets --
  Computer software.......................................    $ 4,101    $ 7,314     $ --
  Financing and investments...............................      1,216      1,956        3,352
  Oil and gas royalty and working interests...............      --         --           2,515
  Minerals recovery project...............................      --         --             260
                                                              -------    -------     --------
                                                                5,317      9,270        6,127
  Corporate...............................................      2,593        918        1,702
                                                              -------    -------     --------
       Total assets.......................................    $ 7,910    $10,188     $  7,829
                                                              =======    =======     ========
Amortization of property, equipment, leaseholds, and
  royalty interests --
  Computer software.......................................    $ 1,108    $   297     $ --
  Financing and investments...............................      --         --             134
  Oil and gas royalty and working interests...............      --           107          618
  Retail..................................................      --         --             114
                                                              -------    -------     --------
                                                                1,108        404          866
  Corporate...............................................         19         22           45
                                                              -------    -------     --------
       Total amortization.................................    $ 1,127    $   426     $    911
                                                              =======    =======     ========
Additions to property, equipment, leaseholds, and royalty
  interests --
  Computer software.......................................    $   279    $   117     $ --
  Financing and investments...............................      --         --             115
  Minerals recovery project...............................      --         --           4,203
                                                              -------    -------     --------
                                                                  279        117        4,318
  Corporate...............................................          8         97       --
                                                              -------    -------     --------
       Total additions....................................    $   287    $   214     $  4,318
                                                              =======    =======     ========

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

                                                               1996       1995        1994
                                                              -------    -------    ---------
                                                                                    (NOTE 19)
BY GEOGRAPHIC AREA
Revenue --
  Canada..................................................    $ --       $    21     $     22
  United States of America................................      6,334      2,805       --
                                                              -------    -------     --------
     Total revenues.......................................    $ 6,334    $ 2,826     $     22
                                                              =======    =======     ========
Operating loss --
  Canada --
     Continuing operations................................    $(1,800)   $(1,296)    $ (2,218)
     Discontinued operations..............................      --         1,301       (2,397)
  Poland..................................................      2,354      --            (807)
  United States of America --
     Continuing operations................................     (5,519)      (507)      --
     Discontinued operations..............................      --          (321)      (9,275)
                                                              -------    -------     --------
       Net loss...........................................    $(4,965)   $  (823)    $(14,697)
                                                              =======    =======     ========
Identifiable assets --
  Canada..................................................    $ 2,589    $   918     $  5,613
  Poland..................................................      1,208      1,956        1,956
  United States of America                                      4,113      7,314          260
                                                              -------    -------     --------
       Total assets                                           $ 7,910    $10,188     $  7,829
                                                              =======    =======     ========

17. DIFFERENCES IN ACCOUNTING POLICIES BETWEEN
    THE UNITED STATES AND CANADA

     In certain respects, Canadian generally accepted accounting principles ("Canadian GAAP") differ from United States of America generally accepted accounting principles ("U.S. GAAP"). The financial statements have been prepared in accordance with Canadian GAAP, which are in agreement with U.S. GAAP, except as set forth below.

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

                                                                   1996       1995         1994
                                                                ---------   -------   ------------
                                                                                        (NOTE 19)
Net loss according to Canadian GAAP.........................    $  (4,965)   $(823)   $    (14,697)
Development costs (Note 17(a))..............................           --       --           3,293
Non-cash compensation expense (Note 17(b))..................          (81)     (63)             --
Difference due to exchange rate fluctuation (Note 17(c))....           --      (13)            225
                                                                ---------    -----    ------------
  Net loss according to U.S. GAAP...........................    $  (5,046)   $(899)   $    (11,179)
                                                                =========    =====    ============

     There are no differences in the consolidated balance sheets as at December 31, 1996 and 1995.

     (a) Canadian GAAP permits the deferral of development costs if certain criteria are met. Under U.S. GAAP, development costs are charged to expense as incurred. All such costs were written off in 1994.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

     (b) Options to purchase shares of the Company were issued to employees at prices which were below the estimated fair market value of the options at the date of granting. Under Canadian GAAP, the issuance of these shares is recorded as an increase to the capital stock of the Company at the issue price of the shares. Under U.S. GAAP, the difference between the estimated fair market value of the shares subject to the option at the date of granting and the exercise price of the options is required to be charged to expense, with the corresponding amount being credited to capital stock.

     (c) Under the relevant U.S. SEC regulations, a change in the reporting currency requires that the financial statements for all the periods for which financial information continues to be presented be restated, but the cumulative effect of the change on periods prior to those restated need not be recognized. The restatement was performed by using an appropriately weighted average exchange rate for the statements of loss and deficit.

ADDITIONAL DISCLOSURES UNDER U.S. GAAP

INTANGIBLE ASSETS

     The book value of the intangible assets is associated with the acquisition of the multimedia software business. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through projected nondiscounted future cash flows over the remaining amortization period. If projected future cash flows indicate that unamortized intangible assets will not be recovered, an adjustment is made to reduce the net asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

     In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this standard effective January 1, 1996.

INCOME TAXES

     In accordance with SFAS No. 109, "Accounting for Income Taxes", U.S. GAAP requires that the Company use the liability method of accounting for income taxes. Deferred income taxes are recognized on the difference between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.

     Deferred tax assets totalling approximately $2.4 million at December 31, 1996 consist primarily of the tax effect of net operating loss carryforwards and reserves and accrued expenses which are not yet deductible for tax purposes. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of cash and cash equivalents and trade receivables. At times, such investments may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade receivables are limited. Generally, the Company utilizes thirty-day sales terms and does not require collateral or other security to support customer receivables. Credit is extended to selected foreign and domestic wholesalers, retailers, and governmental agencies. Management continually monitors the financial condition of these companies to reduce the risk of loss.

FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments at December 31, 1996, is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of cash and cash equivalents, trade receivables, investments, accounts payable and term debt are a reasonable estimate of their fair value.

     The fair value information presented herein is based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented therein.

UNAUDITED PRO FORMA INFORMATION

     The following table presents the unaudited pro forma results of operations of the Company for the year ended December 31, 1995, assuming the acquisition of Educorp and HighText Interactive, Inc. (see Note 3) had occurred on January 1, 1995:

                                EDUCORP FOR      HIGHTEXT FOR     COMPANY FOR                     PRO FORMA
                              THE PERIOD FROM   THE YEAR ENDED   THE YEAR ENDED                  RESULTS OF
                               JANUARY 1 TO      DECEMBER 31,     DECEMBER 31,     PRO FORMA     OPERATIONS
                              AUGUST 25, 1995        1995             1995        ADJUSTMENTS     FOR 1995
                              ---------------   --------------   --------------   -----------   -------------
                               (UNAUDITED)       (UNAUDITED)                      (UNAUDITED)    (UNAUDITED)
Revenue....................     $   5,250         $   408         $  2,877         $   --       $      8,535
Income (loss) from
  continuing operations....          (146)             12           (1,803)            --             (1,937)
Net income (loss)..........          (146)             12             (823)           (734)           (1,691)
Loss per share from
  continuing operations                                                                         $      (0.18)
                                                                                                ============
Net loss per share                                                                              $      (0.16)
                                                                                                ============

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

     No pro forma results of operations for the year ended December 31, 1996 are presented since the results of operations of the subsidiaries have been consolidated since January 1, 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

STOCK OPTION PLAN ACTIVITIES

     The following table summarizes stock option plan activities for the years ended December 31, 1996 and 1995:

                                                                   1996         1995
                                                                ---------    ----------
Stock options, beginning of year............................     1,759,500      125,000
  Less --
     Stock options cancelled................................    (2,059,500)      --
     Stock options expired..................................       (35,000)     (50,000)
     Stock options exercised................................        --          (15,500)
  Add --
     Stock options granted..................................     1,765,000    1,700,000
                                                                 ---------    ---------
Stock options, end of year..................................     1,430,000    1,759,500
                                                                 ---------    ---------

     375,000 options granted in 1996 were cancelled in the same year. In addition, 636,666 of the options granted during the year were vested in August 1996, while one-half of the rest will be vested by August 1997 and the remainder by August 1998.

     As permitted, the Company has adopted the disclosure only provisions of SFAS No. 123 effective January 1, 1996. Accordingly, no compensation expense has been recognized for the stock option plans except to the extent of the excess of the estimated fair market value of the shares subject to the option at the date of granting and the option exercise price. Had compensation expense for the Company's stock option plans been determined based on the fair value at the date of grant for 1996 and 1995 awards consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    1996           1995
                                                                -----------    -----------
Net loss, as reported according to U.S. GAAP................    $   (5,046)    $     (899)
Net loss, pro forma according to U.S. GAAP..................        (6,115)        (1,624)
Loss per share, as reported according to U.S. GAAP..........         (0.43)         (0.09)
Loss per share, pro forma according to U.S. GAAP............         (0.52)         (0.16)

     Because the SFAS No. 123 method of accounting has not been applied to options prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: risk free interest rate of 7%, expected option life of 7 years, expected volatility of 85% and a dividend ratio of zero. The weighted average fair value of options granted in 1996 and 1995 was $0.97 and $2.16, respectively. The weighted average exercise price of options granted in 1996 and 1995 was $1.25 and $3.90, respectively.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                 1996      1995       1994
                                                                ------    ------    ---------
                                                                                    (NOTE 19)
Interest paid...............................................    $   34    $  100     $   83
Taxes paid..................................................    $ --      $   19     $--
Other non-cash activities --
  Interest on term debt paid by transfer of PLI shares (Note
     6).....................................................    $  155    $ --       $--
  Equipment acquired and financed by capital leases.........       260      --        --
  Term debt assumed by purchaser of oil and gas interests...      --       1,273      --
  Shares issued in settlement of debt.......................      --        --          595

18. SUBSEQUENT EVENTS

(A) PROPOSAL FOR SALE OF MULTIMEDIA SOFTWARE BUSINESS

     Subsequent to December 31, 1996, the Company entered into a non-binding letter of intent to sell certain of the assets and transfer certain of the liabilities of its multimedia software business (excluding the book publishing operations of HighText Publications, Inc.) for proceeds of $1,800. Such amount is to be received in the form of common shares of the proposed buyer. Furthermore, the Company entered into an agreement to dispose of the book publishing operations of HighText Publications, Inc. (see Note 3).

UNAUDITED PRO FORMA INFORMATION

     The following table presents the unaudited pro forma financial position for the Company as of December 31, 1996, assuming the disposition of the multimedia software operations had occurred on December 31, 1996:

Pro Forma Balance Sheet

                                                                                            PRO FORMA
                                        BALANCE SHEET      DISPOSITION                    BALANCE SHEET
                                            AS AT          OF EDUCORP      PRO FORMA          AS AT
                                      DECEMBER 31, 1996   AND HIGHTEXT    ADJUSTMENTS   DECEMBER 31, 1996
                                      -----------------   -------------   -----------   -----------------
                                                           (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
Current assets.....................      $     5,200      $     (1,159)     $--            $     4,041
Investments........................                8             1,800       --                  1,808
Other assets.......................            2,702            (2,691)      --                     11
Liabilities........................            6,502            (2,050)      --                  4,452
Shareholders' equity...............            1,408           --            --                  1,408

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

     The following table presents the unaudited pro forma results of operations for the Company for the year ended December 31, 1996, assuming the disposition of the multimedia software operations had occurred on January 1, 1996:

Pro Forma Results of Operations

                                                            RESULTS OF                   PRO FORMA RESULTS
                                         FOR THE YEAR       OPERATIONS                     OF OPERATIONS
                                             ENDED          OF EDUCORP      PRO FORMA    FOR THE YEAR ENDED
                                       DECEMBER 31, 1996   AND HIGH TEXT   ADJUSTMENTS   DECEMBER 31, 1996
                                       -----------------   -------------   -----------   ------------------
                                                           (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
Revenue..............................       $ 6,334           $(6,334)       $--              -$-
Net income (loss)....................        (4,965)            3,719         1,958               712

Net loss per share, as reported......                                                          $(0.42)
                                                                                              =======
Net income per share, pro forma......                                                          $ 0.06
                                                                                              =======

     The pro forma results of operations presented do not include the $1,800 write-down of goodwill and $158 of legal fees incurred in 1996, in view of the proposed sale of the multimedia software business.

     The pro forma information is presented for information purposes only and is not necessarily indicative of the financial position and the operating results that would have occurred had the disposition been consummated as of the respective dates stated above, nor are they necessarily indicative of future operating results.

(B) SALE OF INTEREST IN POLISH LIFE IMPROVEMENT S.A.

     Subsequent to December 31, 1996, the Company sold 1,760,000 PLI shares for net proceeds of $6,522. $1,500 of the proceeds are to be settled in three equal instalments of $500 on March 28, 1997, August 28, 1997 and February 28, 1998, respectively.

(C) DELISTING FROM NASDAQ

     The Company's shares were delisted from trading on the SmallCap Market tier of The NASDAQ Stock Market effective March 10, 1997.

     The Company's shares commenced trading on the NASD Bulletin Board over-the-counter market effective April 10, 1997.

(D) SETTLEMENT OF PUT OPTION

     In February 1997, the Company agreed with the holders of the put option of $300 (see Note 10) to redeem the put option and other related rights to purchase the shares of Educorp for a consideration of $175.

19. 1994 COMPARATIVE FIGURES

     The consolidated statement of loss and deficit of the Company for the year ended December 31, 1994, which is presented for comparative purposes, was audited by another firm of Chartered Accountants who rendered an unqualified opinion on that statement dated March 24, 1995.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
  HARISTON CORPORATION:

     I have audited the combined statements of operations, retained earnings, and cash flows of Gazelle Technologies and its affiliates (the "Company"), for the period March 1, 1995 to August 24, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above presents fairly, in all material respects, the combined results of operations of the Company and cash flows for the period ended March 1, 1995 to August 24, 1995 in conformity with generally accepted accounting principles.

Encino, California                                        JAY J. SHAPIRO, C.P.A.
March 20, 1996                                        A Professional Corporation

                   GAZELLE TECHNOLOGIES, INC. AND AFFILIATES

                        COMBINED STATEMENT OF OPERATIONS
                             AND RETAINED EARNINGS

                FOR THE PERIOD MARCH 1, 1995 TO AUGUST 24, 1995

                                                                 1995
                                                               ---------
Revenue:
  Sales.....................................................  $3,409,300
  Royalties and license fees................................     270,300
  Postage and handling......................................     165,400
                                                              ----------
     Total..................................................   3,845,000
Cost of Sales...............................................   2,555,500
                                                              ----------
Gross Profit................................................   1,289,500
                                                              ----------
Operating Expenses:
  Promotion and trade shows.................................     360,900
  Bad debts.................................................      15,300
  Wages and fringe benefits.................................     536,400
  Administrative including professional fees (Note 6).......     374,700
  Telephone.................................................      59,100
  Royalties.................................................     185,400
                                                              ----------
     Total..................................................   1,531,800
                                                              ----------
  Operating Loss............................................    (242,300)
                                                              ----------
Other Income:
  Depreciation and amortization.............................     (24,000)
  Net income from non-business operations (Note 4)..........      19,700
  Reimbursement by EduComp, L.P. (Note 4)...................      13,600
                                                              ----------
                                                                   9,300
  Net loss before provision for income taxes................    (233,000)
  Provision for income taxes................................      (2,400)
                                                              ----------
  Net income................................................    (235,400)
Retained Earnings -- beginning of period....................     262,600
                                                              ----------
Retained Earnings -- end of period..........................  $   27,200
                                                              ==========

  The accompanying notes to combined financial statements are an integral part hereof.

                   GAZELLE TECHNOLOGIES, INC. AND AFFILIATES

                        COMBINED STATEMENT OF CASH FLOWS

                FOR THE PERIOD MARCH 1, 1995 TO AUGUST 24, 1995

                                                                     1995
                                                               -----------------
Operating Activities:
  Combined loss.............................................   $        (235,400)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization..........................              24,000
     Provision for bad debts................................              15,300
     Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable..................................             (47,000)
       Inventory............................................             349,500
       Other................................................             188,400
     Increase (decrease) in:
       Accounts payable and accrued expenses................            (381,400)
       Checks issued in excess of bank balance..............            (635,400)
       Deferred income......................................             (20,200)
                                                               -----------------
                                                                        (506,800)
                                                               -----------------
     Net combined cash used by operating activities.........            (742,200)
Investing Activities:
  Purchase of business property.............................             (11,000)
                                                               -----------------
  Net cash used in investing activities.....................             (11,000)
Financing Activities:
  Advances from shareholder.................................             288,700
                                                               -----------------
  Net cash provided by financing activities.................             288,700
                                                               -----------------
Decrease in combined cash...................................            (464,500)
Net combined cash -- beginning of period....................             555,800
                                                               -----------------
Net combined cash -- end of period..........................   $          91,300
                                                               =================

  The accompanying notes to combined financial statements are an integral part hereof.

                   GAZELLE TECHNOLOGIES, INC. AND AFFILIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Combined Financial Statements include the accounts of Gazelle Technologies, Inc. ("Gazelle") and its affiliates -- BodyCello, Inc. ("BC"), Manta Distribution Company ("Manta") and the mailing list formerly owned by EduComp L.P. ("EduComp"). For the period March 1, 1995 to August 25, 1995 Gazelle had no expense accrual for EduComp mailing list usage and other significant intercompany transactions have been eliminated. All entities were owned or controlled by the same stockholder. The financial statements do not include operations of EduComp whose general partner was Manta.

     On August 25, 1995, the Company's net assets were acquired by CD-SOFT Acquisition Corporation (a California corporation and 100% owned subsidiary of Hariston Corporation) ("CD-SOFT"), see Note 7.

     Gazelle, a California corporation, was incorporated in 1987. Gazelle is a distribution organization that sells approximately 1,100 titles of CD-Rom merchandise and related products.

     Manta, a California S corporation, was incorporated in 1991. Manta is an owner of certain CD Rom rights that it distributes to Gazelle and BC.

     BC, a California corporation, was incorporated in 1992. BC distributes CD-ROM titles to mail order customers and dealers.

     Cash includes cash and liquid investments with original maturities of three months or less.

     Inventory is stated at lower of cost (first in, first out) or market.

     Property is recorded at cost and depreciation and amortization are computed using tax accelerated methods over the estimated useful life of each asset. Useful lives range from 3 to 7 years.

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value and tax basis, net operating loss carryforward and tax credit carryforward.

     Accounts receivable are recorded based on sales to distributors and mailorder customers under normal credit terms.

2.   LEASE COMMITMENT:

     The office facilities were leased under an arrangement through February 25, 1996, from the former stockholder and chief executive officer of the Company. The minimum future lease payments on this operating lease are $2,800 per month. This lease can be extended at the Company's option on a month-to-month lease with thirty days notice to the Lessor.

3.   INCOME TAXES:

     The tax benefit from the losses from Manta (an S corporation) and BC cannot be offset against the taxable income of Gazelle. There were no significant temporary differences and therefore no deferred taxes are recorded.

     The provision for income taxes for the period is calculated as follows:

Federal....................................................   $         0
State......................................................         2,400
                                                              -----------
Total......................................................   $     2,400
                                                              ===========

                   GAZELLE TECHNOLOGIES, INC. AND AFFILIATES

4. INCOME FROM NET ASSETS NOT USED IN BUSINESS OPERATIONS:

     These assets generated income that is included in the statement of operations as follows:

Investment income -- net..................................   $       8,700
Rental income -- net......................................          16,000
Depreciation expense......................................          (5,000)
                                                             -------------
                                                             $      19,700
                                                             =============

     The Company collects rent and overhead reimbursement from EduComp for providing that company with a facility and personnel. Accordingly, $13,600 are included in the statement of operations for the period.

5. EMPLOYEE BENEFIT PLANS:

     The Company has a profit-sharing plan and a defined pension plan provided to its two employees commencing February 1, 1993. Such pension plan provides for full vesting after six years of service and the computed benefit is equivalent to 3.00% of average annual compensation multiplied by the number of years credited service. There was no contribution or expense accrual for either plan during the period March 1, 1995 to August 24, 1995.

6. CATALOG OPERATIONS:

     During the period the Company generated revenues from co-op advertising that is offset against catalog printing and mailing costs in the accompanying statement of operations. The amounts reflected in administrative expenses are as follows:

Revenues from co-op advertising..........................   $       559,100
Catalog printing and mailing costs.......................          (412,000)
                                                            ---------------
  Net catalog income.....................................   $       147,100
                                                            ===============

7. SUBSEQUENT EVENT -- ACQUISITION BY HARISTON CORPORATION:

     On August 25, 1995, substantially all of the assets and certain of the liabilities of Gazelle, Manta, BC and the EduComp mailing list (the "New Company") were acquired by CD-SOFT, a wholly-owned subsidiary of Hariston Corporation, in exchange for $5,500,000, (adjusted for $125,600) including a promissory note of $374,000 and a put obligation for 200,000 shares of Hariston common stock valued at $2.50 per share. The note bears interest at 6% with interest and principal payable in full on March 1, 1996. Payment of principal is subject to offset from adjustments to the purchase price, as defined. The excess purchase price will be amortized as goodwill over a period of 8 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     For the Company's fiscal year ended December 31, 1994, the Company's financial statements were audited by Doane Raymond of Vancouver, British Columbia.

     Following the completion of the audit for the Company's fiscal year ended December 31, 1994, and because of the increasingly international nature of the Company's operations, including its acquisition of the "Educorp" group of businesses described herein, the Company dismissed Doane Raymond effective June 30, 1995 as its independent accountant. The Company engaged the firm of Arthur Andersen & Co. to audit its financial statements for the fiscal year ended December 31, 1995.

     The Company's independent accountants' report on its financial statements for the fiscal year ended December 31, 1994 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles, and during such period there was no disagreement between the Company and its former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which, if not resolved to the satisfaction of such former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. However, the report on the financial statements for the year ended December 31, 1994 did refer the reader to two footnotes to the financial statements which described uncertainties. The report stated that no additional explanatory paragraph was contained because the report was expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties when the uncertainties are adequately disclosed in the financial statements.

     The decision to change the Company's accountants was recommended and approved by the Company's Board of Directors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company and their ages as of March 31, 1997 are as follows:

                   NAME                     AGE                        POSITION
                   ----                     ---                        --------
Nuno Brandolini(1)........................   43   Chairman, Director, Chief Executive Officer
Kevin R. McCarthy.........................   36   President, Director
L. James Porter(2)........................   32   Chief Financial Officer, Corporate Secretary, Director
James E. Meyer............................   51   President and Secretary of Direct
James P. Angus(1)(2)......................   50   Director
Neil S. MacKenzie(1)(2)...................   52   Director

---------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     All directors hold office until the next Annual Meeting of Shareholders or the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     NUNO BRANDOLINI, Chairman of the Board and Chief Executive Officer, has held these offices since July, 1996. He has been a Director since July, 1995. He is also Chief Executive Officer of Scorpion Holdings, Inc., a private financial advisory company. In addition, Mr. Brandolini is a Director of Arabella, S.A., a publicly traded Luxembourg company, a Director of Sonex Research, Inc., a U.S. publicly traded company, and a Director of National Insurance Group, Inc., a U.S. publicly traded company. From 1993 to 1995, Mr. Brandolini was Managing Director of Rosecliff, Inc., a leveraged buy-out company, and from 1991 to 1993, Mr. Brandolini was Vice President of Solomon Brothers, a diversified financial services, investment and securities brokerage company.

     KEVIN R. MCCARTHY was appointed the Company's President and to the Board of Directors in July 1996. Mr. McCarthy is also President of Scorpion Holdings, Inc., a private financial advisory company, and a Director of National Insurance Group, Inc., a U.S. publicly traded company. From October 1993 to November 1995, Mr. McCarthy was Chief Financial Officer of Rosecliff, Inc., a leveraged buy-out company, and from 1982 to October 1993, Mr. McCarthy was a Partner and held various other positions with Ernst & Young, Certified Public Accountants. Mr. McCarthy is a Certified Public Accountant.

     L. JAMES PORTER was appointed the Company's Chief Financial Officer and Corporate Secretary, and to the Board of Directors, in February 1995. From September 1987 to February 1995, Mr. Porter was employed as a Senior Tax Manager and held various other positions with Arthur Andersen, Chartered Accountants. Mr. Porter is a Chartered Accountant and a Chartered Financial Analyst.

     JAMES E. MEYER was appointed President of Direct in March 1996 and was appointed Secretary of Educorp and Chief Executive officer of HighText in July 1996. Prior to his joining the Company, Mr. Meyer was President of Sunwear Direct, a private marketer of swimwear, from 1994 through 1996, a partner of Minwok Associates, an international catalog marketing and management consulting firm, during 1993 and Vice President of Inmac Corp., a public company engaged in the worldwide distribution of computer hardware and software products, from 1992 through 1993.

     JAMES P. ANGUS was appointed to the Company's Board of Directors in December 1994. Mr. Angus has been President of Angroup Holdings Limited, a private investment holding company since 1988. Mr. Angus is also a director of Koala Beverages Limited, a Canadian publicly traded company.

     NEIL S. MACKENZIE, was appointed to the Board of Directors in December 1994. Mr. MacKenzie is also President of NS MacKenzie & Company Limited, a management consulting firm, a position he has held since 1991, a partner with the Chancellor Partners, a company engaged in management consulting, Secretary/Treasurer of Canadian Fine Papers (B.C.) Corp., a private merchant of fine papers, President of

509306 B.C. Limited, a private children's software developer, President of Interlearn Holdings Ltd., a public holding company, a Director of ATS Wheel Inc., a Canadian publicly traded Company engaged in the manufacture of advanced automobile tire and wheel systems, a Director of RTDS Technologies, Inc., a private manufacturer of software and hardware for the electric utility industry, and a Director of Advanced Process Control Ltd., a private manufacturer of software for computer controlled industrial processes. From 1976 to 1991, Mr. MacKenzie was a Partner and held various other positions with Ernst & Young, Management Consultants.

     Section 16(a) of the Securities Exchange Act of 1934, and the regulations thereunder, require the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company, and to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended December 31, 1995 and 1996, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain summary information concerning compensation paid or accrued for services rendered to the Company in all capacities during the years ended December 31, 1995 and 1996 to Messrs. McGoodwin and Brandolini, who served as Chief Executive Officer of the Company during 1996 and Messrs. Porter and Meyer, who were the Company's only executive officers whose total salary and bonus for 1996 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                 LONG TERM
                                                                            COMPENSATION AWARDS
                                                                         --------------------------
                                                    ANNUAL               SECURITIES
                                                 COMPENSATION            UNDERLYING     ALL OTHER
     NAME AND PRINCIPAL POSITION         YEAR       SALARY      BONUS    OPTIONS(#)    COMPENSATION
     ---------------------------         ----    ------------   ------   ----------    ------------
                                                    ($)          ($)
James V. McGoodwin, Chief Executive
  Officer(1)..........................   1995      $110,000     $    0   1,000,000(2)    $11,000
                                         1996      $ 77,000     $    0           0       $ 4,527
Nuno Brandolini, Chairman and Chief
  Executive Officer...................   1996(3)         (4)        (4)    440,000            (4)

L. James Porter, Chief Financial
  Officer, Corporate Secretary........   1995(5)   $ 64,167     $7,000     250,000(2)    $     0
                                         1996      $ 95,833     $7,000     240,000       $     0

James E. Meyer, President of Direct...   1996(6)   $104,167     $    0           0       $     0

---------------

(1) Mr. McGoodwin resigned as Chief Executive Officer of the Company in July
    1996.

(2) All outstanding option grants under the 1995 Stock Option Plan were cancelled on July 17, 1996.

(3) Mr. Brandolini was appointed Chief Executive Officer of the Company in July 1996. Prior to such appointment, Mr. Brandolini received directors fees from the Company of $4,777 in 1996 and $4,766 in 1995.

(4) Mr. Brandolini receives no salary or bonus payments from the Company. As described below, Mr. Brandolini's services are rendered through an arrangement between the Company and Scorpion Holdings, Inc. During 1996, the Company paid $107,741 to Scorpion Holdings, Inc. pursuant to this arrangement.

(5) Mr. Porter was appointed Chief Financial Officer and Corporate Secretary of the Company in February 1995.

(6) Mr. Meyer was appointed President of Direct in March 1996.

     The following table sets forth certain information with respect to options granted to the Named Executive Officers during the fiscal year ended December 31, 1996. No Named Executive Officers, other than those shown in the following table, were granted any options during such year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS
                       -------------------------------
                        NUMBER OF       PERCENTAGE OF
                       SECURITIES       TOTAL OPTIONS                                     POTENTIAL REALIZABLE VALUE AS
                       UNDERLYING        GRANTED TO        EXERCISE OR                    ASSUMED ANNUAL RATES OF STOCK
                         OPTIONS        EMPLOYEES IN       BASE PRICE      EXPIRATION     PRICE APPRECIATION FOR OPTION
                       GRANTED(1)      FISCAL YEAR(2)        ($/SH)           DATE                   TERM(3)
                       -----------     ---------------     -----------     ----------     -----------------------------
        NAME                                                                              0%         5%          10%
---------------------                                                                     ---     --------     --------
Nuno Brandolini......     40,000          N/A(4)              $1.25        7/17/2003      $ 0     $ 20,355     $ 47,436
                         400,000             28%              $1.25        8/16/2003      $ 0     $203,550     $474,358
L. James Porter......     50,000              3%              $1.25        7/17/2003      $ 0     $ 25,444     $ 59,295
                         190,000             11%              $1.25        8/16/2003      $ 0     $ 96,686     $225,320

---------------

(1) Options to purchase 113,333 shares are exercisable immediately upon grant, and the remaining options become exercisable at the rate of 63,333 at August 16, 1997 and 63,334 at August 16, 1998. The term of the options is seven years.

(2) Based on 1,405,000 options granted to employees during fiscal 1996. An additional 360,000 options were granted to nonemployee directors during such fiscal year.

(3) The potential realizable value is based on assumed rates of appreciation of the fair market value of the underlying shares from the date of grant. It is calculated assuming that the stock price on the date of grant appreciates at the indicated rate compounded annually for the entire term of the option and the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed rates are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's projection of the future price of the Company's Common Stock. There can be no assurance that any of the values reflected in this table will be achieved.

(4) Options granted to Mr. Brandolini as a director, prior to his appointment as Chief Executive Officer of the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     The following table sets forth information with respect to exercises of stock options by the Named Executive Officers during the fiscal year ended December 31, 1996 and the number and value of securities underlying unexercised options held by the Named Executive Officers as of December 31, 1996. No Named Executive Officer other than those listed in the following table held any options as of December 31, 1996.

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-
                               SHARES                            OPTIONS AT             THE-MONEY OPTIONS AT
                            ACQUIRED ON       VALUE         DECEMBER 31, 1996 (#)     DECEMBER 31, 1996 ($)(1)
           NAME             EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
           ----             ------------   ------------   -------------------------   -------------------------
Nuno Brandolini...........        0              0             173,333/266,667                  $0/ $0
L. James Porter...........        0              0             113,333/126,667                  $0/ $0

---------------

(1) Based on the closing price of the Common Stock of $0.47 on December 31, 1996.

DIRECTOR COMPENSATION

     Directors, other than Messrs. Brandolini, McCarthy and Porter, receive a fee from the Company equal to CDN $1,000 per month plus CDN $500 per meeting attended. As described below, Messrs. Brandolini and McCarthy's services are rendered to the Corporation through an arrangement between Hariston and Scorpion Holdings, Inc. See Item 13.

STOCK OPTIONS

     1995 STOCK OPTION PLAN. In July 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") covering an aggregate of 3,000,000 shares of the Company's Common Stock. This plan was cancelled on July 17, 1996, as were all outstanding option grants under the plan.

     1996 STOCK OPTION PLAN. In July 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") covering an aggregate of 260,000 shares of the Company's Common Stock. The purpose of the 1996 Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors and consultants of the Company and to promote the success of the Company's business. Pursuant to the 1996 Plan, the Company may grant incentive and nonstatutory (nonqualified) stock options to key employees, officers, directors or consultants of the Company.

     The 1996 Plan is administered by the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. The Board may also appoint a committee to administer the 1996 Plan and, subject to applicable law, to exercise all of the powers of the Board under the 1996 Plan. As of December 31, 1996, 260,000 options were outstanding under the 1996 Plan at a weighted average exercise price equal to $1.25 per share.

     The maximum term of a stock option under the 1996 Plan is seven years. If an optionee terminates his or her service to the Company, the optionee may exercise only those option shares vested as of the date of termination. The exercise price of incentive stock options granted under the 1996 Plan must be at least equal to the fair market value of the Common Stock subject to the option on the date of grant. The exercise price of incentive stock options granted to an optionee who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock must equal to at least 110% of the fair market value of the Common Stock subject to the option on the date of grant. The exercise price of nonstatutory stock options granted under the 1996 Plan shall be determined by the Board. Payment of the exercise price under an option may be made in cash, previously acquired shares of the Company's Common Stock or such other consideration as may be determined by the Board of Directors.

     The 1996 Plan may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The 1996 Plan will terminate in July 2006 unless earlier terminated by the Board.

     1996 STOCK OPTION PLAN NO. 2. In August 1996, the Company adopted the 1996 Stock Option Plan No. 2 (the "1996 Plan No.2") covering an aggregate of 2,000,000 shares of the Company's Common Stock. The purpose of the 1996 Plan No.2 is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors and consultants of the Company and to promote the success of the Company's business. Pursuant to the 1996 Plan No.2, the Company may grant incentive and nonstatutory (nonqualified) stock options to key employees, officers, directors or consultants of the Company.

     The 1996 Plan No.2 is administered by the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan No.2, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan No.2. The Board may also appoint a committee to administer the 1996 Plan No.2 and, subject to applicable law, to exercise all of the powers of the Board under the 1996 Plan No.2. As of December 31, 1996, 1,130,000 options were outstanding under the 1996 Plan No.2 at a weighted average exercise price equal to $1.25 per share.

     The maximum term of a stock option under the 1996 Plan No.2 is seven years. If an optionee terminates his or her service to the Company, the optionee may exercise only those option shares vested as of the date of termination and must effect such exercise within three months, although the Board may set longer periods for exercise of supplemental stock options. The exercise price of incentive stock options granted under the 1996 Plan No.2 must be at least equal to the fair market value of the Common Stock subject to the option on the date of grant. The exercise price of incentive stock options granted to an optionee who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock must equal to at least 110% of the fair market value of the Common Stock subject to the option on the date of grant. The exercise price of nonstatutory stock options granted under the 1996 Plan No.2 shall be determined by the Board. Payment of the exercise price under an option may be made in cash, previously acquired shares of the Company's Common Stock or such other consideration as may be determined by the Board of Directors.

     The 1996 Plan No.2 may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The 1996 Plan No.2 will terminate in August 2006 unless earlier terminated by the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Except as provided herein, based on review of the registered shareholders listing, SEC filings, and limited inquiry, the Company is not aware of any person (individual or corporate), or group of persons who have pre-arranged to vote in unison, owning beneficially more than 5% of the outstanding shares of the Company's voting securities.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1997 by the Company's directors, by the Named Executive Officers (none of whom except the individuals listed beneficially owns any shares of Common Stock), by each person who is known to be the beneficial owner of 5% or more of the Company's Common Stock and by all directors and officers as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

                                                                 SHARES OWNED BENEFICIALLY AS OF
                                                                          MARCH 31, 1997
                                                              --------------------------------------
                                                              NO. OF SHARES      PERCENT OF CLASS(1)
                                                              -------------      -------------------
Nuno Brandolini............................................        274,333(2)           2.1%
Kevin R. McCarthy..........................................        200,000(3)           1.6%
L. James Porter............................................        163,333(4)           1.3%
James P. Angus.............................................         80,000(5)              *
Neil S. MacKenzie..........................................         80,000(5)              *
Pierre Anthamatten.........................................        900,000(6)           7.1%
JB Oxford & Company........................................        934,508(7)           7.4%
All Directors and Officers as a Group (6 Persons)..........        887,666(8)           6.7%

---------------

*   Represents less than 1% of the outstanding shares.

(1) Based on 12,663,113 shares of Common Stock, outstanding as of March 31,
    1997.

(2) Includes 173,333 shares issuable upon exercise of options which are exercisable within 60 days.

(3) Includes 100,000 shares issuable upon exercise of options which are exercisable within 60 days.

(4) Includes 113,333 shares issuable upon exercise of options which are exercisable within 60 days.

(5) Consists solely of shares issuable upon exercise of options which are exercisable within 60 days.

(6) As reported on Schedule 13D filed by Mr. Anthamatten dated January 15, 1993, which Schedule 13D has not been amended. According to such Schedule 13D, such shares are owned directly by Olinka, S.A., a Luxembourg corporation, all of the outstanding shares of which are owned by Mr. Anthamatten. According to such Schedule 13D, Olinka, S.A.'s business address is 3, Rue Adames, L-1114 Luxembourg.

(7) Includes 636,666 shares issuable upon exercise of options which are exercisable within 60 days.

     Based on review of the registered shareholders listing, JB Oxford & Company is the registered holder of 934,508 shares of the Company's Common Stock, representing a 7.4% interest in the Company. JB Oxford & Company was previously a market maker in the Company's stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In June 1996 under the terms of two $125,000 short-term notes the Company borrowed $250,000 from McGoodwin James & Co., a company controlled by Hariston's then President and Chief Executive Officer, James V. McGoodwin. The proceeds were used to fund the working capital needs of the Company's multimedia software operations. The notes bore simple interest at a rate of 10%. In January 1997, payment on the two $125,000 notes was extended by way of conversion into a new $250,000 note, also bearing interest at 10%. Under the terms of the new note, payments of principal and interest are being made by Hariston monthly with the note to be fully repaid by December 15, 1997. As of April 15, 1997, $166,667 of the principal balance on the note remains to be paid.

     In July 1996 James V. McGoodwin resigned as an officer and Director of the Company. Under the terms of his resignation, the Company agreed to pay Mr. McGoodwin, through his private company McGoodwin James and Co., an aggregate of $69,000 in monthly payments of $11,500 for the period July through December, 1996. Such payments have been made in full. Additionally, the Company agreed to sell to McGoodwin James & Co. certain furniture and equipment in the Company's former Costa Mesa, California office at the Company's net book value. Under this sale arrangement, the Company will receive total proceeds of $59,873, paid in monthly instalments, of which $34,926 has been received as of April 15, 1997.

     Upon the resignation in July 1996 of James V. McGoodwin, Nuno Brandolini replaced Mr. McGoodwin as Chairman and Chief Executive Officer and Kevin R. McCarthy replaced Mr. McGoodwin as President of the Company. The services of Messrs. Brandolini and McCarthy are being rendered to the Company through an arrangement between Hariston and Scorpion Holdings, Inc. ("Scorpion"). Under the terms of this arrangement, Scorpion is paid a monthly fee of $20,000. During 1996, the Company paid $107,741 to Scorpion pursuant to this arrangement. As of April 15, 1997, the Company has paid $80,000 to Scorpion in 1997 pursuant to this arrangement.

     Mr. Meyer and the Company are parties to an employment letter agreement (the "Meyer Agreement") dated March 5, 1996, pursuant to which Mr. Meyer serves as President of Direct. The Meyer Agreement provided that Mr. Meyer's base salary will initially be $125,000 and that he would participate in a bonus plan whereby he can earn up to 50% of his base salary on an annual basis, based on achievement of Direct's operating budget and certain non-financial goals. The Meyer Agreement also provided for certain relocation benefits, travel reimbursement, health benefits, expense reimbursement and four weeks paid vacation per year. The Meyer Agreement provided for the grant to Mr. Meyer of certain options in Educorp on the same basis as other executives of Educorp, which options have not been granted as of April 15, 1997. Pursuant to the Meyer Agreement, Mr. Meyer would be entitled to three months base salary upon the termination of his employment by the Company without cause.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) FINANCIAL STATEMENTS AND SCHEDULES. The following financial statements are included in, or incorporated by reference in, Part II, Item 8:

     (1)  FINANCIAL STATEMENTS FOR HARISTON CORPORATION

        (i)   Independent Auditors Report;

        (ii)  Consolidated Balance Sheets at December 31, 1996 and 1995;

        (iii) Consolidated Statements of Loss and Deficit for the years ended December 31, 1996, 1995 and 1994;

        (iv) Consolidated Statements of Changes in financial position for the years ended December 31, 1996, 1995 and 1994;

        (v)  Notes to Consolidated Financial Statements.

     (2) COMBINED FINANCIAL STATEMENTS FOR GAZELLE TECHNOLOGIES, INC. AND AFFILIATES

        A. Financial Statements of Gazelle Technologies, Inc. and Affiliates for period ended August 24, 1995 (incorporated herein by reference). (See Item 8).

        B. Financial statements for Gazelle Technologies, Inc. and Affiliates for three fiscal years ended February 28, 1995 (incorporated herein by reference). (See Item 8).

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

     (c) EXHIBITS.

EXHIBIT
  NO.                         EXHIBIT DESCRIPTION
-------                       -------------------
   2.1    Asset Purchase and Sale Agreement among CD-Soft Acquisition
          Corporation, Bodycello, Inc., Gazelle Technologies, Inc.,
          Manta Distribution Co., Educorp, L.P., and Vahe Guzelimian
          dated August 1, 1995 (incorporated herein by this reference to Exhibit 2.1 to the Registrant's current report on Form
          8-K filed September 11, 1995).
   2.2    Agreement of Purchase and Sale dated August 1, 1995 between
          Hariston Corporation and 3147479 Canada, Inc. (with included indemnity agreement) (incorporated herein by this reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995).
   2.3    Agreement and Plan of Reorganization dated December 31, 1995 by and among CD-Soft Press Corporation, High Text
          Publications, Inc., Carol Lewis, Jack Lewis and Harry Helms
          (incorporated herein by this reference to Exhibit 2.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
   3.1    Articles of Amalgamation of Hariston Corporation
          (incorporated herein by this reference to Exhibit 3.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
   3.2    Amended and Restated Bylaws of Hariston Corporation
          (incorporated herein by this reference to Exhibit 3.2 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
   4.1    Series 1995 Promissory Note between the Company and Privatim
          Finanz A.G. (incorporated herein by this reference to
          Exhibit 4.1 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995).

      Exhibit
        No.                           Exhibit Description
      -------                         -------------------
        4.2  Series 1995 Promissory Note between the Company and Zocal Foundation (incorporated herein by this reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995).
        4.3  Series 1995 Promissory Note between the Company and Kinaro S.A. (incorporated herein by this reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1995).
        4.4  Series 1995 Promissory Note between the Company and Neval Management, Ltd. (incorporated herein by this reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995).
        4.5  Form of Pledge and Security Agreement between the Registrant and the holders of the Registrant's Series
             1995 Promissory Notes (incorporated herein by this reference to Exhibit 4.5 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
        4.8  1996 Hariston Corporation Stock Option Plan (incorporated herein by this reference to Exhibit 4.8 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
        4.9  1996 Hariston Corporation Stock Option Plan No. 2 (incorporated herein by this reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
       10.1  Employment Letter Agreement dated March 5, 1996 between Direct and James E. Meyer (filed herewith).
       16.1  Letter from Doane Raymond re change in certifying accountant (filed herewith).
       21    Subsidiaries of the Registrant (filed herewith).
       23    Consent of Arthur Andersen & Co. (filed herewith).
       27    Financial Data Schedule.
       99    Financial Statements of Gazelle Technologies, Inc. and Affiliates (predecessor) for the fiscal years ended February 28, 1995, 1994 and 1993 (filed herewith).

     (d) SCHEDULES.

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1997                     HARISTON CORPORATION


                                          By: /s/ Nuno Brandolini
                                              ---------------------------
                                              Nuno Brandolini
                                              Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nuno Brandolini                                      Dated: April 15, 1997
------------------------------------------
Nuno Brandolini
Director, Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. McCarthy                                    Dated: April 15, 1997
------------------------------------------
Kevin R. McCarthy
Director, President

/s/ L. James Porter                                      Dated: April 15, 1997
------------------------------------------
L. James Porter
Director, Chief Financial Officer,
Corporate Secretary
(Principal Financial Officer,
Principal Accounting Officer)

/s/ James P. Angus                                       Dated: April 15, 1997
------------------------------------------
James P. Angus
Director

/s/ Neil S. MacKenzie                                    Dated: April 15, 1997
------------------------------------------
Neil S. MacKenzie
Director

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                     NUMBER
  NO.                         EXHIBIT DESCRIPTION                           PAGES
-------                       -------------------                        ------------
   2.1    Asset Purchase and Sale Agreement among CD-Soft Acquisition         *
          Corporation, Bodycello, Inc., Gazelle Technologies, Inc.
          Manta Distribution Co., Educorp, L.P., and Vahe Guzelimian
          dated August 1, 1995 (incorporated herein by this reference to Exhibit 2.1 to the Registrant's current report on Form
          8-K filed September 11, 1995................................
   2.2    Agreement of Purchase and Sale dated August 1, 1995 between         *
          Hariston Corporation and 3147479 Canada, Inc. (with included indemnity agreement) (incorporated herein by this reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995)..............
   2.3    Agreement and Plan of Reorganization dated December 31, 1995        *
          by and among CD-Soft Press Corporation, High Text
          Publications, Inc., Carol Lewis, Jack Lewis and Harry Helms
          (incorporated herein by this reference to Exhibit 2.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).......................................
   3.1    Articles of Amalgamation of Hariston Corporation                    *
          (incorporated herein by this reference to Exhibit 3.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)...................................
   3.2    Amended and Restated Bylaws of Hariston Corporation                 *
          (incorporated herein by this reference to Exhibit 3.2 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)...................................
   4.1    Series 1995 Promissory Note between the Company and Privatim        *
          Finanz A.G. (incorporated herein by this reference to
          Exhibit 4.1 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995)..............
   4.2    Series 1995 Promissory Note between the Company and Zocal           *
          Foundation (incorporated herein by this reference to Exhibit
          4.2 to the Registrant's Quarterly Report on Form 10-Q for
          the quarter ended September 30, 1995).......................
   4.3    Series 1995 Promissory Note between the Company and Kinaro          *
          S.A. (incorporated herein by this reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1995)...........................
   4.4    Series 1995 Promissory Note between the Company and Neval           *
          Management, Ltd. (incorporated herein by this reference to
          Exhibit 4.4 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1995)..............
   4.5    Form of Pledge and Security Agreement between the Registrant        *
          and the holders of the Registrant's Series 1995 Promissory
          Notes (incorporated herein by this reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1995)...........................
   4.8    1996 Hariston Corporation Stock Option Plan (incorporated           *
          herein by this reference to Exhibit 4.8 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1996..........................................
   4.9    1996 Hariston Corporation Stock Option Plan No. 2                   *
          (incorporated herein by this reference to Exhibit 4.9 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996....................................
  10.1    Employment Letter Agreement dated March 5, 1996 between
          Direct and James E. Meyer (filed herewith).
  16.1    Letter from Doane Raymond re change in certifying accountant
          (filed herewith)............................................
  21      Subsidiaries of the Registrant (filed herewith).............
  23      Consent of Arthur Andersen & Co. (filed herewith)...........
  27      Financial Data Schedule.....................................
  99      Financial Statements of Gazelle Technologies, Inc. and
          Affiliates (predecessor) for the fiscal years ended February
          28, 1995, 1994 and 1993 (filed herewith)....................

---------------

* incorporated by reference