Form 10-K405/A
period 1996-12-31
HARISTON CORP
filed 1997-05-07
CIK 781885

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                  FORM 10-K/A

                      ------------------------------------


                               AMENDMENT NO. 1 TO


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


     Item 1 is hereby amended in its entirety to read as follows:


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

     In January 1996, Educorp, through a wholly-owned subsidiary, completed the purchase of certain assets and liabilities of a book and multimedia software publisher known as HighText Publications, Inc. Also located in San Diego, and since renamed HighText Interactive, Inc. ("HighText"), this subsidiary has focused on the

---------------

(1)Unless otherwise indicated, all dollar amounts herein are in U.S. Dollars.

development and publishing of interactive adult education multimedia software. In February 1997 HighText reached agreement to sell its book publishing operations back to the individuals who were previously the principals of HighText Publications, Inc., in return for Hariston being relieved of its obligation to pay consideration in the form of Hariston common stock to the individuals equivalent to the after-tax income of the book publishing operations over a five year period. Also in February 1997 and as described above, Hariston entered into a letter of intent to sell its multimedia software operations, including the HighText multimedia software assets, to Legacy. In anticipation of its assets being sold, during the first quarter of 1997 HighText cut staffing and ceased development of multimedia CD-ROM titles. As of March 31, 1997 HighText had one employee remaining and its assets consisted principally of rights to and inventories of eleven completed multimedia CD-ROM titles.


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


     In February 1997 Hariston entered into a letter of intent to acquire certain assets, and assume certain liabilities, of a manufacturer of aerospace products. As contemplated, Hariston would have taken a controlling interest in a company to be formed for the purpose of effecting the acquisition. However, in April 1997 the seller notified Hariston that the aerospace products manufacturer had been withdrawn from sale. No reason was provided.


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


     BUSINESS STRATEGY. Hariston's strategy to grow Educorp has been to develop, publish, and distribute interactive "adult education" software titles that satisfy the demand for interactive multimedia software by the adult consumer, higher education, and corporate management and training market segments. This strategy was the reason for Educorp's January 1, 1996 purchase of the HighText operations, as HighText had developed multimedia CD-ROM software titles aimed at this target market. However, HighText did not achieve significant sales of its multimedia CD-ROM titles in 1996. Additionally, Direct experienced disappointing sales and low gross margins in 1996 due in part to a general industry-wide slowdown in sales of, and decline in average realized prices for, multimedia CD-ROM software titles. Additionally, during 1996 both HighText and Direct continued to face an increased number of direct and indirect competitors. Assessing the 1996 results, Hariston's management has concluded that the economics of the multimedia software publishing and distribution industry are such that Hariston's shareholders would be better served by Hariston withdrawing from the multimedia software industry and investing its limited resources in an industry or business with higher expected returns. Accordingly, as described above, in February 1997 Hariston entered into a letter of intent to sell substantially all of the assets of, and transfer certain of the liabilities of, Educorp and its subsidiaries HighText and Direct, and a further letter of intent to purchase the operations of a manufacturer of aerospace products. Although in April 1997 the seller notified Hariston that the aerospace products manufacturer had been withdrawn from sale, Hariston's strategy remains the sale of its multimedia software operations and the acquisition of a controlling interest in a business in an unrelated industry with higher expected returns. It is not expected that Hariston will issue shares as a part of the purchase consideration, unless the market price of Hariston's shares increases significantly from its present level.

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


     Following share issuances by PLI, sales by Hariston of its PLI stock, and Hariston's receipt of PLI shares on the settlement of a note in default, as of December 31, 1996 Hariston owned 1,820,566 PLI common shares or 25.8% of the issued and outstanding stock of PLI. Due to further PLI share sales by Hariston during the first quarter of 1997, the Company presently owns 60,566 PLI common shares or less than 1% of the outstanding capital stock of PLI.


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


                                    PART II



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



     Item 7 is hereby amended in its entirety to read as follows:


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


     HighText's software sales were minimal in 1996 relative to the development costs of the completed titles. This was largely due to when titles became available for sale over the course of the year and the need to develop distribution relationships with established suppliers to the target consumer markets, such as educational institutions. On a quarter by quarter basis, sales did increase significantly in the third quarter with "back to school" sales, but these sales likely would have been substantially higher had HighText had more titles available for sale in that period and had established additional distribution relationships. In the fourth quarter, sales declined back to second quarter levels. Software sales were $12,063 in the first quarter, $14,733 in the second quarter, $48,733 in the third quarter and $13,623 in the fourth quarter of 1996.


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


     The majority of EuroEastern's non-consolidated operating and corporate expenses, totaling $140,285, consisted of $72,899 of consultant's fees including travel cost reimbursement, $19,355 of secretarial fees and $38,686 of rent expense. There are no comparable prior year figures for EuroEastern as it was incorporated in October, 1995.


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


     Hariston owns 233,591 shares of Madison common stock, representing an 8.6% interest in that company. These shares are recorded on Hariston's balance sheet at a cost of $7,304, or approximately $0.03 per share. In January, 1996 Madison's secured lenders seized its assets, leaving Madison with no significant assets other than its publicly traded status and several million dollars of tax loss balances. Madison's management has indicated that it is committed to creating value for Madison's shareholders and has undertaken steps to locate businesses that may be acquired by Madison, and that such acquisitions are likely to be made through the issuance of a substantial number of treasury shares resulting in a reverse take over. There is no assurance that Madison will be successful in its endeavor to acquire another operating business. Madison is up to date in its securities commission filings and its shares remain eligible to trade on the Canadian Dealing Network subject to Madison becoming an operating business again. Madison's shares last traded in January, 1996 at approximately $0.04 per share on extremely low trading volume relative to Hariston's shareholding.


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


     Item 8 is hereby amended in its entirety to read as follows:


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

                              HARISTON CORPORATION

                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (Amounts in thousands of U.S. dollars)


                                                               1996        1995        1994
                                                             --------    --------    ---------
                                                                                     (NOTE 19)
REVENUE:
Software sales............................................   $  5,817    $  2,676    $  --
Book sales................................................        412       --          --
Software royalties and license fees.......................         80         122       --
Other.....................................................         25          28          22
                                                             --------    --------    --------
                                                                6,334       2,826          22
COST OF SALES.............................................      5,058       2,195       --
                                                             --------    --------    --------
                                                                1,276         631          22
OPERATING AND CORPORATE EXPENSES (Note 13)................      6,467       2,399       1,047
WRITE-DOWN OF GOODWILL (Note 8)...........................      1,800       --          --
                                                             --------    --------    --------
Loss before the following items...........................     (6,991)     (1,768)     (1,025)
INTEREST INCOME (EXPENSE), net............................       (331)       (132)        167
SHARE OF NET LOSS OF MADISON..............................      --          --            (96)
GAIN (LOSS) ON INVESTMENTS AND LOANS (Note 14)............      2,354         161        (526)
FOREIGN EXCHANGE GAIN (LOSS)..............................          3         (64)       (256)
                                                             --------    --------    --------
Loss from continuing operations...........................     (4,965)     (1,803)     (1,736)
                                                             --------    --------    --------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 4):
Results of Polish retail operation........................      --          --         (1,027)
Share of net loss of Polish retail operation..............      --          --           (482)
Non-controlling interest in losses of Polish retail
  operation...............................................      --          --            220
Results of factoring operation............................      --          --             65
Gain (loss) on disposal of factoring operation............      --             (5)         63
Loss on disposal of minerals recovery project.............      --           (321)    (12,478)
Income from oil and gas royalty and working interests.....      --            166         678
Gain on disposal of oil and gas royalty and working
  interests...............................................      --          1,140       --
                                                             --------    --------    --------
Income (loss) from discontinued operations................      --            980     (12,961)
                                                             --------    --------    --------
Net loss..................................................     (4,965)       (823)    (14,697)
DEFICIT, beginning of year................................    (25,626)    (24,803)    (10,106)
                                                             --------    --------    --------
DEFICIT, end of year......................................   $(30,591)   $(25,626)   $(24,803)
                                                             ========    ========    ========
NET LOSS PER SHARE:
Loss from continuing operations...........................   $  (0.42)   $  (0.17)   $  (0.16)
Income (loss) from discontinued operations................      --           0.09       (1.19)
                                                             --------    --------    --------
Net loss per share........................................   $  (0.42)   $  (0.08)   $  (1.35)
                                                             ========    ========    ========


 The accompanying notes are an integral part of these consolidated statements.

                              HARISTON CORPORATION

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (Amounts in thousands of U.S. dollars)


                                                               1996      1995       1994
                                                              -------   -------   ---------
                                                                                  (NOTE 19)
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
Loss from continuing operations.............................  $(4,965)  $(1,803)  $ (1,736)
Add (deduct) items not affecting cash--
  Depreciation and amortization.............................    1,127       319        179
  Write-down of goodwill....................................    1,800     --         --
  Share in net loss of Madison..............................    --        --            96
  (Gain) loss on investments and loans......................   (2,354)     (161)       526
                                                              -------   -------   --------
                                                               (4,392)   (1,645)      (935)
Changes in non-cash working capital accounts from continuing
  operations................................................    1,202       476       (979)
                                                              -------   -------   --------
                                                               (3,190)   (1,169)    (1,914)
                                                              -------   -------   --------
Income (loss) from discontinued operations..................    --          980    (12,961)
Add (deduct) items not affecting cash--
  Depreciation and amortization.............................    --          107        732
  Share of net loss of Polish retail operation..............    --        --           482
  Non-controlling interest in losses of Polish retail
     operation..............................................    --        --          (220)
  (Gain) loss on disposal of discontinued operations........    --         (814)    12,478
                                                              -------   -------   --------
                                                                --          273        511
                                                              -------   -------   --------
                                                               (3,190)     (896)    (1,403)
                                                              -------   -------   --------
CASH PROVIDED FROM FINANCING ACTIVITIES:
Issuance of common shares for acquisition of multimedia
  software business.........................................      412       500      --
Amount payable upon exercise of put option..................    --          300      --
Issuance of short-term seller's note for acquisition of
  multimedia software business..............................    --          374      --
Net cash proceeds from share issuance.......................    1,700        39      3,704
Proceeds from term debt, net................................      127     1,119        227
Subscriptions receivable....................................    --        --            37
                                                              -------   -------   --------
                                                                2,239     2,332      3,968
                                                              -------   -------   --------
CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of multimedia software business.................  $  (469)  $(6,067)  $  --
Disposal (acquisition) of property, equipment and
  leaseholds, net...........................................     (287)       37       (115)
Issuance of notes receivable................................    --        1,170        645
Recovery of finders' fee....................................    --          230      --
Proceeds from disposal of investments.......................    3,101       157        941
Acquisition of Madison shares...............................       (8)    --         --
Proceeds from disposal of oil and royalty interests,
  net of costs of disposition...............................    --        3,318      --
Minerals recovery project...................................    --          (61)    (4,203)
                                                              -------   -------   --------
                                                                2,337    (1,216)    (2,732)
                                                              -------   -------   --------
Increase (decrease) in cash and cash equivalents............    1,386       220       (167)
CASH AND CASH EQUIVALENTS, beginning of year................    1,419     1,199      1,366
                                                              -------   -------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $ 2,805   $ 1,419   $  1,199
                                                              =======   =======   ========


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

PRINCIPLES OF CONSOLIDATION


     These consolidated financial statements include the accounts of the Company and its subsidiaries while the Company had a controlling interest. Investments in affiliated companies where the Company has significant influence but not control are accounted for using the equity method. All other investments in affiliates are accounted for on the cost basis. Material intercompany transactions have been eliminated. As at December 31, 1996, the primary operating subsidiary is Educorp Direct, Inc. ("Direct").


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

INVESTMENTS

POLISH LIFE IMPROVEMENT S.A. ("PLI")


     During 1994, the Company reduced its investment in PLI from 76% to 23.5% and beginning January 1, 1995, the Company has had little influence over the operating, financing and investing decisions of PLI. Accordingly, these consolidated financial statements include the operations of PLI on a consolidated basis for the period January 1, 1994 to June 24, 1994. The consolidated financial statements from June 24, 1994 to

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

December 31, 1994 account for PLI on the equity method and for the years ended December 31, 1995 and 1996 using the cost method.

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


     Subsequent to December 31, 1996, the Company entered into a non-binding letter of intent to sell substantially all of the assets and transfer certain of the liabilities of its multimedia software operations for proceeds of $1,800 (see Note 18).


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

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

5. RECEIVABLES

                                                              1996    1995
                                                              ----    ----
Trade.......................................................  $403    $238
Software royalties..........................................   --      106
Receivable from a seller of Educorp.........................   --       98
Other.......................................................    18      15
                                                              ----    ----
                                                              $421    $457
                                                              ====    ====

6. INVESTMENTS

                                                              OWNERSHIP %         TOTAL
                                                             -------------   ---------------
                                                             1996    1995     1996     1995
                                                             -----   -----   ------   ------
PLI --
  1,820,566 (1995 -- 1,657,205) shares, at cost............  25.8%   23.5%   $1,208   $1,123
  Collateral interest in 1,400,000 shares under a pledge
     agreement.............................................   --     19.9%     --        833
                                                                             ------   ------
                                                                              1,208    1,956
Madison --
  233,591 (1995 -- 80,000) common shares...................   8.6%    4.1%        8     --
                                                                             ------   ------
                                                                              1,216    1,956
  Less -- Portion classified as short-term investments
     (Note 18).............................................                  (1,208)    --
                                                                             ------   ------
                                                                             $    8   $1,956
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

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

     Future minimum lease payments for capitalized lease obligations at December 31, 1996 are as follows:

         1997..............................................    $  85
         1998..............................................       74
         1999..............................................       69
         2000..............................................       59
         2001..............................................       31
                                                               -----
                                                                 318
  Less -- Imputed interest.................................      (58)
                                                               -----
Present value of net minimum lease obligations.............    $ 260
                                                               =====

10. PUT OPTION


     The parties that brokered the purchase of the Direct operations in 1995 were granted an option to purchase 26,316 shares in Direct being a 5% interest therein, with an initial exercise price of $0.10 per share. The same parties have a put option to require Educorp to repurchase the option for a price of $300 within the period from February 25, 1997 to February 25, 1998. The put option and the option to purchase shares in Direct were settled for $175 subsequent to year end (see Note 18).


11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company has entered into operating leases for its facilities expiring at various dates up to 1998. Minimum annual payments, including operating costs, under these leases over the next two years are as follows:

          1997..............................................    $25
          1998..............................................     23

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


     The Company is being sued by a former insider for approximately $83 on account of losses incurred by the individual's spouse on the purchase during 1989 and sale during 1990 of shares of the Company's common stock. The Company believes the claim is without merit; however, the outcome of the lawsuit is not currently determinable.

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)


     The Company is being sued by the former owners of a business acquired and sold by Hariston in 1993. The former owners allege that Hariston committed civil theft due to willful misrepresentation and breach of contract, and are claiming loss and damages in the suit of an unspecified amount. Separately, legal counsel to the plaintiffs has sent a letter to the Company proposing settlement of the case for $3,000, which sum was purported in the letter to represent three times the estimated damages suffered by the plaintiffs. The Company does not intend to respond to this proposal and intends to rigorously defend itself in the lawsuit. The outcome of the lawsuit is not currently determinable. However, the Company believes that it has been indemnified by its co-defendant in the suit, or an entity controlled by him, against any liability in this matter.


12.  SHARE CAPITAL

                                                                 1996       1995
                                                                -------    -------
Authorized --
  Unlimited number of common shares
Issued and outstanding --
  Fully paid common shares..................................    $32,001    $29,889
  Shares held in treasury (1,000 shares)....................         (2)        (2)
                                                                -------    -------
                                                                $31,999    $29,887
                                                                =======    =======

     Changes in the Company's issued share capital for the years ended December 31, 1994, 1995 and 1996 were:

                                                                     COMMON STOCK
                                                                -----------------------
                                                                  NUMBER
                                                                OF SHARES      AMOUNT
                                                                ----------    ---------
                                                                 (NOTE 19)    (NOTE 19)
Balance, December 31, 1993..................................     8,614,809     $25,051
  Shares issued for cash on exercise of stock option and
     warrants...............................................       120,000         361
  Shares issued for cash, less finders' fees of $372........       850,000       3,343
  Shares issued in settlement of $595 of a convertible
     debenture of wholly-owned subsidiary, Canadian Capital
     Financial Markets (C.C.F.M.) Inc.......................       266,667         595
  Shares issued to acquire 25% minority interest in
     75%-owned subsidiary company, Metanetix Corporation,
     recorded at nominal value..............................     1,000,000          --
                                                                ----------     -------
Balance, December 31, 1994..................................    10,851,476      29,350
  Shares issued to one of the sellers of Educorp as part of
     the purchase price pursuant to the Purchase and Sale
     Agreement..............................................       200,000         500
  Shares issued for cash on exercise of stock options.......        15,500          39
  Cancelled shares..........................................            (2)         --
                                                                ----------     -------
Balance, December 31, 1995..................................    11,066,974      29,889
  Shares issued for acquisition of HighText Interactive,
     Inc. (Note 3)..........................................       146,139         412
  Shares issued for cash on exercise of warrants............       250,000         500
  Shares issued for cash in a private placement.............     1,200,000       1,200
                                                                ----------     -------
Balance, December 31, 1996..................................    12,663,113     $32,001
                                                                ==========     =======

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

     The tax benefits of these losses for Canadian and U.S. income tax purposes have not been recognized in these consolidated financial statements.

16. SEGMENTED INFORMATION

                                                               1996       1995        1994
                                                              -------    -------    ---------
                                                                                    (NOTE 19)
BY INDUSTRY SEGMENT
Revenue --
  Computer software.......................................    $6,334     $ 2,805     $ --
  Financing and investments...............................      --            21           22
                                                              -------    -------     --------
       Total revenues.....................................    $ 6,334    $ 2,826     $     22
                                                              =======    =======     ========

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)


Operating loss --
  Computer software.....................................................  $  (3,719) $    (507) $   --
  Write-down of goodwill................................................     (1,800)    --          --
  Financing and investments.............................................      2,354         (7)       (600)
                                                                          ---------  ---------  ----------
                                                                             (3,165)      (514)       (600)
  Less -- Corporate expenses............................................      1,800      1,289       1,136
                                                                          ---------  ---------  ----------
       Loss from continuing operations..................................     (4,965)    (1,803)     (1,736)
Discontinued operations --
  Polish retail.........................................................     --         --          (1,289)
  Minerals recovery project.............................................     --           (321)    (12,478)
  Factoring.............................................................     --             (5)        128
  Oil and gas royalty and working interests.............................     --          1,306         678
                                                                          ---------  ---------  ----------
       Net loss.........................................................  $  (4,965) $    (823) $  (14,697)
                                                                          =========  =========  ==========
Identifiable assets --
  Computer software.....................................................  $   4,101  $   7,314  $   --
  Financing and investments.............................................      1,216      1,956       3,352
  Oil and gas royalty and working interests.............................     --         --           2,515
  Minerals recovery project.............................................     --         --             260
                                                                          ---------  ---------  ----------
                                                                              5,317      9,270       6,127
  Corporate.............................................................      2,593        918       1,702
                                                                          ---------  ---------  ----------
       Total assets.....................................................  $   7,910  $  10,188  $    7,829
                                                                          =========  =========  ==========
Amortization of property, equipment, leaseholds, and royalty interests --
  Computer software.....................................................  $   1,108  $     297  $   --
  Financing and investments.............................................     --         --             134
  Oil and gas royalty and working interests.............................     --            107         618
  Retail................................................................     --         --             114
                                                                          ---------  ---------  ----------
                                                                              1,108        404         866
  Corporate.............................................................         19         22          45
                                                                          ---------  ---------  ----------
       Total amortization...............................................  $   1,127  $     426  $      911
                                                                          =========  =========  ==========
Additions to property, equipment, leaseholds, and royalty interests --
  Computer software.....................................................  $     279  $     117  $   --
  Financing and investments.............................................     --         --             115
  Minerals recovery project.............................................     --         --           4,203
                                                                          ---------  ---------  ----------
                                                                                279        117       4,318
  Corporate.............................................................          8         97      --
                                                                          ---------  ---------  ----------
       Total additions..................................................  $     287  $     214  $    4,318
                                                                          =========  =========  ==========

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)


BY GEOGRAPHIC AREA
Revenue --
  Canada................................................................  $  --      $      21  $       22
  United States of America..............................................      6,334      2,805      --
                                                                          ---------  ---------  ----------
     Total revenues.....................................................  $   6,334  $   2,826  $       22
                                                                          =========  =========  ==========
Operating loss --
  Canada --
     Continuing operations..............................................  $  (1,800) $  (1,296) $   (2,218)
     Discontinued operations............................................     --          1,301      (2,397)
  Poland................................................................      2,354     --            (807)
  United States of America --
     Continuing operations..............................................     (5,519)      (507)     --
     Discontinued operations............................................     --           (321)     (9,275)
                                                                          ---------  ---------  ----------
       Net loss.........................................................  $  (4,965) $    (823) $  (14,697)
                                                                          =========  =========  ==========
Identifiable assets --
  Canada................................................................  $   2,589  $     918  $    5,613
  Poland................................................................      1,208      1,956       1,956
  United States of America                                                    4,113      7,314         260
                                                                          ---------  ---------  ----------
       Total assets                                                       $   7,910  $  10,188  $    7,829
                                                                          =========  =========  ==========

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

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

                                                                 1996      1995       1994
                                                                -------    -----    ---------
                                                                                    (NOTE 19)
Net loss according to Canadian GAAP.........................    $(4,965)   $(823)   $(14,697)
Development costs (Note 17(a))..............................      --        --         3,293
Non-cash compensation expense (Note 17(b))..................        (81)     (63)      --
Difference due to exchange rate fluctuation (Note 17(c))....      --         (13)        225
                                                                -------    -----    --------
  Net loss according to U.S. GAAP...........................    $(5,046)   $(899)   $(11,179)
                                                                =======    =====    ========

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

UNAUDITED PRO FORMA INFORMATION


     The following table presents the unaudited pro forma results of operations of the Company for the year ended December 31, 1995, assuming the acquisition of the Direct and HighText operations (see Note 3) had occurred on January 1, 1995:



                                DIRECT FOR       HIGHTEXT FOR     COMPANY FOR                    PRO FORMA
                              THE PERIOD FROM   THE YEAR ENDED   THE YEAR ENDED                 RESULTS OF
                               JANUARY 1 TO      DECEMBER 31,     DECEMBER 31,     PRO FORMA    OPERATIONS
                              AUGUST 25, 1995        1995             1995        ADJUSTMENTS    FOR 1995
                              ---------------   --------------   --------------   -----------   -----------
                               (UNAUDITED)       (UNAUDITED)                      (UNAUDITED)   (UNAUDITED)
Revenue....................     $     5,250          $408         $     2,877        $--          $ 8,535
Income (loss) from
  continuing operations....            (146)           12              (1,803)       --            (1,937)
Net income (loss)..........            (146)           12                (823)        (734)        (1,691)
Loss per share from
  continuing operations                                                                           $ (0.18)
                                                                                                  =======
Net loss per share                                                                                $ (0.16)
                                                                                                  =======

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

STOCK OPTION PLAN ACTIVITIES

     The following table summarizes stock option plan activities for the years ended December 31, 1996 and 1995:

                                                                   1996         1995
                                                                ----------    ---------
Stock options, beginning of year............................     1,759,500      125,000
  Less --
     Stock options cancelled................................    (2,059,500)      --
     Stock options expired..................................       (35,000)     (50,000)
     Stock options exercised................................        --          (15,500)
  Add --
     Stock options granted..................................     1,765,000    1,700,000
                                                                ----------    ---------
Stock options, end of year..................................     1,430,000    1,759,500
                                                                ----------    ---------

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

                                                                    1996             1995
                                                                -------------    -------------
Net loss, as reported according to U.S. GAAP................    $      (5,046)   $        (899)
Net loss, pro forma according to U.S. GAAP..................           (6,115)          (1,624)
Loss per share, as reported according to U.S. GAAP..........            (0.43)           (0.09)
Loss per share, pro forma according to U.S. GAAP............            (0.52)           (0.16)

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

                              HARISTON CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994
     (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                        1996      1995       1994
                                                                       ------    ------    ---------
                                                                                           (NOTE 19)
Interest paid......................................................    $   34    $  100     $   83
Taxes paid.........................................................    $   --    $   19     $   --
Other non-cash activities --
  Interest on term debt paid by transfer of PLI shares (Note 6)....    $  155    $   --     $   --
  Equipment acquired and financed by capital leases................       260        --         --
  Term debt assumed by purchaser of oil and gas interests..........        --     1,273         --
  Shares issued in settlement of debt..............................        --        --        595

18. SUBSEQUENT EVENTS

(A) PROPOSAL FOR SALE OF MULTIMEDIA SOFTWARE BUSINESS


     Subsequent to December 31, 1996, the Company entered into a non-binding letter of intent to sell certain of the assets and transfer certain of the liabilities of its multimedia software business (excluding the book publishing operations of HighText) for proceeds of $1,800. Such amount is to be received in the form of common shares of the proposed buyer. Furthermore, the Company entered into an agreement to dispose of the book publishing operations of HighText. (see Note 3).


UNAUDITED PRO FORMA INFORMATION

     The following table presents the unaudited pro forma financial position for the Company as of December 31, 1996, assuming the disposition of the multimedia software operations had occurred on December 31, 1996:

Pro Forma Balance Sheet


                                                           DISPOSITION                      PRO FORMA
                                        BALANCE SHEET      OF EDUCORP,                    BALANCE SHEET
                                            AS AT            DIRECT        PRO FORMA          AS AT
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

Pro Forma Results of Operations


                                                            RESULTS OF                     PRO FORMA RESULTS
                                      FOR THE YEAR          OPERATIONS                       OF OPERATIONS
                                          ENDED         OF EDUCORP, DIRECT    PRO FORMA    FOR THE YEAR ENDED
                                    DECEMBER 31, 1996     AND HIGH TEXT      ADJUSTMENTS   DECEMBER 31, 1996
                                    -----------------   ------------------   -----------   ------------------
                                                        (UNAUDITED)          (UNAUDITED)      (UNAUDITED)
Revenue...........................       $ 6,334             $(6,334)          $--              -$-
Net income (loss).................        (4,965)              3,719            1,958               712

Net loss per share, as reported...                                                               $(0.42)
                                                                                                =======
Net income per share, pro forma...                                                               $ 0.06
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

(D) SETTLEMENT OF PUT OPTION


     In February 1997, the Company agreed with the holders of the put option of $300 (see Note 10) to redeem the put option and other related rights to purchase the shares of Direct for consideration of $175.


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

Encino, California                                        JAY J. SHAPIRO, C.P.A.
March 20, 1996                                        A Professional Corporation

                   GAZELLE TECHNOLOGIES, INC. AND AFFILIATES

                        COMBINED STATEMENT OF OPERATIONS
                             AND RETAINED EARNINGS

                FOR THE PERIOD MARCH 1, 1995 TO AUGUST 24, 1995

                                                                 1995
                                                               ---------
Revenue:
  Sales.....................................................  $3,409,300
  Royalties and license fees................................     270,300
  Postage and handling......................................     165,400
                                                               ---------
     Total..................................................   3,845,000
Cost of Sales...............................................   2,555,500
                                                               ---------
Gross Profit................................................   1,289,500
                                                               ---------
Operating Expenses:
  Promotion and trade shows.................................     360,900
  Bad debts.................................................      15,300
  Wages and fringe benefits.................................     536,400
  Administrative including professional fees (Note 6).......     374,700
  Telephone.................................................      59,100
  Royalties.................................................     185,400
                                                               ---------
     Total..................................................   1,531,800
                                                               ---------
  Operating Loss............................................    (242,300)
                                                               ---------
Other Income:
  Depreciation and amortization.............................     (24,000)
  Net income from non-business operations (Note 4)..........      19,700
  Reimbursement by EduComp, L.P. (Note 4)...................      13,600
                                                               ---------
                                                                   9,300
  Net loss before provision for income taxes................    (233,000)
  Provision for income taxes................................      (2,400)
                                                               ---------
  Net income................................................    (235,400)
Retained Earnings -- beginning of period....................     262,600
                                                               ---------
Retained Earnings -- end of period..........................   $  27,200
                                                               =========

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

                                    PART III


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     Item 12 is hereby amended in its entirety to read as follows:


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


                                                                 SHARES OWNED BENEFICIALLY AS OF
                                                                          MARCH 31, 1997
                                                              --------------------------------------
                                                              NO. OF SHARES      PERCENT OF CLASS(1)
                                                              -------------      -------------------
Nuno Brandolini............................................        274,333(2)           2.1%
Kevin R. McCarthy..........................................        200,000(3)           1.6%
L. James Porter............................................        163,333(4)           1.3%
James P. Angus.............................................         80,000(5)              *
Neil S. MacKenzie..........................................         80,000(5)              *
Pierre Anthamatten.........................................        900,000(6)           7.1%
All Directors and Officers as a Group (6 Persons)..........        887,666(7)           6.7%


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

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 6, 1997                        HARISTON CORPORATION


                                          By: /s/ L. James Porter
                                             ------------------------------
                                              L. James Porter
                                              Chief Financial Officer