Form 10-Q
period 1997-03-31
HARISTON CORP
filed 1997-05-15
CIK 781885

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

          AS OF MAY 14, 1997, 12,663,113 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The unaudited Consolidated Statements of Income, Loss and Deficit for the three month periods ended March 31, 1997 and March 31, 1996, the unaudited Consolidated Statements of Changes in Financial Position for the three month periods ended March 31, 1997 and March 31, 1996 and the unaudited Consolidated Balance Sheets as at March 31, 1997 and December 31, 1996, of Hariston Corporation ("Hariston" or the "Company") follow.

                                HARISTON CORPORATION


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                     MARCH 31        DECEMBER 31
                                                                       1997             1996
                                                                   -----------       -----------
ASSETS
     Current assets
          Cash and cash equivalents                                $     3,801       $     2,805
          Short-term notes receivable                                    1,000                 -
          Trade and other receivables                                      336               421
          Inventory                                                        325               559
          Prepaids                                                         121               207
                                                                   -----------       -----------
                                                                         5,583             3,992

     Investments (Note 12)                                                  48             1,216
     Furniture and equipment                                               333               363
     Goodwill, licenses, mailing lists, and other intangibles            2,052             2,339
                                                                   -----------       -----------
                                                                         2,433             3,918
                                                                   -----------       -----------
                                                                   $     8,016       $     7,910
                                                                   ===========       ===========
LIABILITIES
     Current
          Payables                                                 $     1,522       $     2,349
          Deferred revenues                                                134               113
          Current portion of term debt                                     252             3,539
                                                                   -----------       -----------
                                                                         1,908             6,001

     Term debt                                                             168               201
     Put option                                                              -               300
                                                                   -----------       -----------
                                                                           168               501
                                                                   -----------       -----------
                                                                         2,076             6,502
SHAREHOLDERS' EQUITY
     Capital stock                                                      31,999            31,999
     Deficit                                                           (26,059)          (30,591)
                                                                   -----------       -----------
                                                                         5,940             1,408
                                                                   -----------       -----------
                                                                   $     8,016       $     7,910
                                                                   ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements

                                HARISTON CORPORATION


CONSOLIDATED STATEMENTS OF INCOME, LOSS AND DEFICIT (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)


3 MONTHS ENDED MARCH 31                                                          1997            1996
-----------------------                                                       -----------    -----------
REVENUES
     Software sales                                                           $       884    $     1,665
     Book sales                                                                        18             88
     Software royalties and license fees                                                6             79
                                                                              -----------    -----------
                                                                                      908          1,832
                                                                              -----------    -----------
COST OF SALES
     Direct cost of sales                                                             552          1,185
     Royalties                                                                         12             64
                                                                              -----------    -----------
                                                                                      564          1,249
                                                                              -----------    -----------
GROSS MARGIN                                                                          344            583
                                                                              -----------    -----------
OPERATING AND CORPORATE EXPENSES
     Administration, office, and travel                                               129            188
     Consultants and directors fees, salaries and employee benefits                   484            562
     Accounting, legal and other professional fees                                     77             72
     Marketing, catalog and trade show costs                                          156            171
     Rent                                                                              40             51
     Depreciation and amortization                                                    185            258
                                                                              -----------    -----------
                                                                                    1,071          1,302
                                                                              -----------    -----------
                                                                                     (727)          (719)
                                                                              -----------    -----------
OTHER
     Net interest expense                                                             (43)           (83)
     Net gain on sale of PLI shares                                                 5,328              -
     Foreign exchange loss                                                            (28)             -
     Other income                                                                       2              7
                                                                              -----------    -----------
                                                                                    5,259            (76)
                                                                              -----------    -----------
NET INCOME (LOSS)                                                             $     4,532    $      (795)
                                                                              -----------    -----------
DEFICIT, beginning of period                                                      (30,591)       (25,626)
                                                                              -----------    -----------
DEFICIT, END OF PERIOD                                                        $   (26,059)   $   (26,421)
                                                                              ===========    ===========
PRIMARY INCOME (LOSS) PER SHARE (Note 10)                                     $      0.36    $     (0.07)
Shares used in primary computation                                             12,663,113     11,281,363
FULLY DILUTED INCOME (LOSS) PER SHARE (Note 10)                               $      0.36    $     (0.07)
Shares used in fully diluted computation                                       12,663,113     11,281,363
                                                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                                HARISTON CORPORATION


CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (UNAUDITED) (EXPRESSED IN THOUSAND OF U.S. DOLLARS)

3 MONTHS ENDED MARCH 31                                               1997                   1996
-----------------------                                           -----------            ------------
OPERATING ACTIVITIES
     Net income (loss)                                            $     4,532           $        (795)
     Non-cash items:
     Depreciation and amortization                                        185                     258
     Gain on sale of PLI shares                                        (5,328)                      -
                                                                  -----------            ------------
                                                                         (611)                   (537)
     Net increase in non-cash working capital items                      (401)                   (589)
                                                                  -----------            ------------
     CASH USED FOR OPERATING ACTIVITIES                                (1,012)                 (1,126)
                                                                  -----------            ------------

FINANCING ACTIVITIES
     Net term debt payments                                            (3,320)                   (333)
     Amount paid upon exercise of put option                             (175)                      -
     Issue of common stock                                                  -                     913
                                                                  -----------            ------------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  (3,495)                    580
                                                                  -----------            ------------

INVESTING ACTIVITIES
     Net purchase of assets                                               (18)                   (232)
     Net issuance of notes receivable                                  (1,000)                      -
     Net proceeds from sale of PLI shares                               6,521                       -
                                                                  -----------            ------------
     CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                   5,503                    (232)
                                                                  -----------            ------------
NET INCREASE (DECREASE) IN CASH                                           996                    (778)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,805                   1,419
                                                                  -----------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $     3,801            $        641
                                                                  ===========            ============

The accompanying notes are an integral part of these consolidated financial statements

                                HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1997
_______________________________________________________________________________

NOTE 1.  OPERATIONS

The Company is incorporated under the Canada Business Corporations Act and has operated historically as a diversified holding company. On August 25, 1995 the Company focused on the multimedia software business with the purchase of substantially all of the assets, and the assumption of certain liabilities, of a group of affiliated companies doing business under the name Educorp. These affiliated companies now operate under the name Educorp Direct ("Direct"). Direct is principally a catalog retailer of multimedia CD-ROM titles. On January 1, 1996 the Company purchased substantially all of the assets, and assumed certain liabilities, of HighText Publications, Inc., a book and multimedia software developer and publisher. This business has subsequently operated under the name HighText Interactive ("HighText"). Both Direct and HighText operate as subsidiaries of Educorp Multimedia ("Educorp"), a wholly-owned subsidiary of Hariston. Effective January 31, 1997 HighText sold its book publishing operations. In February, 1997 Hariston entered into a letter of intent to sell the multimedia software operations (see Note 13).

NOTE 2.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

In accordance with the requirements of the Canada Business Corporations Act, the Company's accounting and reporting policies conform to Canadian generally accepted accounting principles ("Canadian GAAP"). Accordingly, these interim consolidated financial statements have been prepared in accordance with Canadian GAAP. These interim statements also conform in all material respects with United States generally accepted accounting principles ("U.S. GAAP"). A reconciliation to U.S. GAAP is presented at Note 9. For further information on the Company's accounting policies, reference should be made to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, all adjustments necessary to fairly state the results of operations for the three months ended March 31, 1997, are of a normal recurring nature and have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of the Company, Hariston Corporation, and its wholly-owned subsidiaries EuroEastern Investment Corp., Educorp Multimedia, Inc., Educorp Direct, Inc., and HighText Interactive, Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

                                HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1997
_______________________________________________________________________________

NOTE 3.  SUMMARY OF SECURITIES ISSUED DURING THE FIRST QUARTER

On June 11 and June 24, 1996 the Company issued, for a total of $250,000 cash, two separate four month promissory notes payable bearing simple interest at a rate of 10%. The proceeds were used to fund the working capital needs of the Company's multimedia software operations. Principal repayment on the notes was deferred by negotiation until January 1997. Effective January 22, 1997 the Company issued a new $250,000 note payable, in replacement of the June 1996 notes which had expired. Under the terms of the new note, payments of $20,833 of principal, plus accrued interest, are required to be made monthly, with full repayment of the note scheduled to occur on December 15, 1997. The note bears simple interest at a rate of 10%. All scheduled payments on the note have been made to date.

NOTE 4.  SUMMARY OF OPTIONS GRANTED DURING THE FIRST QUARTER

None.

NOTE 5.  AUTHORIZED AND ISSUED SHARE CAPITAL AS OF MARCH 31, 1997

Class              Par Value           Authorized Number                Issued Number          Amount
-----              ---------           -----------------                -------------          ------
Common             None                Unlimited                        12,663,113             $31,999,167

NOTE 6.  SHARES IN ESCROW OR SUBJECT TO POOLING AS OF MARCH 31, 1997

None.

NOTE 7.  LIST OF DIRECTORS AS OF MARCH 31, 1997

Nuno Brandolini    James P. Angus    Kevin R. McCarthy    Neil S. MacKenzie    L. James Porter
(Chairman)

                                HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1997
_______________________________________________________________________________

NOTE 8.  OPTIONS AND WARRANTS OUTSTANDING AS OF MARCH 31, 1997

                                    Number of Shares             Exercise        Market Price           Option
OPTIONEE                            under Vested Option          Price           on Date of Grant       Expiry Date
--------                            -------------------          --------        ----------------       -----------
Yvonne Tremblay                            10,000                  1.86               2.49              November 30, 1997
William B. Sharp                           10,000                  3.15               4.57              February 17, 1998
S. David Anfield                           20,000                  3.53               4.57              March 31, 1998
                                          -------                  ----               ----              -----------------
James P. Angus                             40,000                  1.25               1.25              July 17, 2003
Nuno Brandolini                            40,000                  1.25               1.25              July 17, 2003
Neil S. MacKenzie                          40,000                  1.25               1.25              July 17, 2003
Nicholas Mosich                            90,000                  1.25               1.25              July 17, 2003
L. James Porter                            50,000                  1.25               1.25              July 17, 2003
                                          -------                  ----               ----              -----------------
James P. Angus                             40,000                  1.25               1.25              August 16, 2003
Nuno Brandolini                           133,333                  1.25               1.25              August 16, 2003
Kevin R. McCarthy                         100,000                  1.25               1.25              August 16, 2003
Neil S. MacKenzie                          40,000                  1.25               1.25              August 16, 2003
L. James Porter                            63,333                  1.25               1.25              August 16, 2003
                                          -------                  ----               ----              -----------------
                                          676,666
                                          =======

WARRANT                                                          Exercise        Market Price           Warrant
HOLDER                              Number of Shares             Price           on Date of Grant       Expiry Date
--------                            ----------------             --------        ----------------       -----------
Dahlia Financial                          150,000                  1.75               1.06              September 27,1997
Dahlia Financial                          150,000                  2.50               1.06              September 27,1998
Near East Commercial Bank SAL             625,000                  4.00               5.00              November 21,1997
Kinaro S.A.                               250,000                  2.50               2.25              August 24, 2000
Neval Management Ltd.                     250,000                  2.50               2.25              August 24, 2000
Privatim Finanz A.G.                      250,000                  2.50               2.25              August 24, 2000
Silvercreek Investments, Ltd.             150,000                  1.75               1.06              September 27, 1997
Silvercreek Investments, Ltd.             150,000                  2.50               1.06              September 27, 1998
Tross Ltd.                                150,000                  1.75               1.06              September 27, 1997
Tross Ltd.                                150,000                  2.50               1.06              September 27, 1998
Wallington Investments Ltd.               150,000                  1.75               1.06              September 27, 1997
Wallington Investments Ltd.               150,000                  2.50               1.06              September 27, 1998
Zocal Foundation                          250,000                  2.50               2.25              August 24, 2000
                                        ---------
                                        2,825,000
                                        =========

                                HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1997
_______________________________________________________________________________

NOTE 9.  RECONCILIATION TO U.S. GAAP

In certain respects, Canadian generally accepted accounting principles differ from U.S. generally accepted accounting principles. If U.S. GAAP were to be applied, the following difference would exist:



(Expressed in thousands of U.S. dollars)
THREE MONTHS ENDED MARCH 31                        1997        1996
Net income (loss) according to Canadian GAAP      4,532       (795)
Non cash compensation expense                         -         (7)
                                                 ------      ------
NET INCOME (LOSS) ACCORDING TO U.S. GAAP         $4,532      $(802)

There would be no differences in net assets or shareholders' equity.

The above variance in the 1996 net loss figure results from a difference in the accounting treatment for employee stock options. During 1995 options to purchase shares of the Company were issued to employees and directors at prices below the traded price of the stock on the measurement date. Under U.S. GAAP, the difference in value must be recognized as a non-cash compensation expense over the period during which the options vest. Under Canadian GAAP, the issuance or exercise of employee or director stock options does not affect the reported profitability of the Company. In July 1996 all outstanding option grants were cancelled. In August 1996 new option grants were made at exercise prices no less than the traded price of the stock on the measurement date.

NOTE 10.  INCOME (LOSS) PER SHARE

Primary and fully diluted income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Stock options and warrants have not been included in these calculations as their impact would be antidilutive.

NOTE 11.  DISCONTINUED OPERATIONS

On February 21, 1997 HighText reached agreement to sell its book publishing operations back to the former owners of the book publishing operations, with effect from the close of business on January 31, 1997. These operations have not been separately reported as discontinued in these interim consolidated financial statements due to the immateriality of the results of the book publishing operations and the practical difficulty of separating the results of the book publishing operations from the multimedia software operations. The loss on sale of these operations was fully provided for as of December 31, 1996.

NOTE 12.  INVESTMENTS

                                                         Amount
                                                        ----------
Polish Life Improvement S.A.
 1,820,566 shares owned as of December 31, 1996         $1,208,439
 1,760,000 shares sold January 1 to March 31, 1997      (1,167,382)
                                                        ----------
    60,566 shares owned as of March 31, 1997                41,057
Madison Holdings Limited                                     7,304
                                                        ----------
Investments as of March 31, 1997                           $48,361
                                                        ==========

                                HARISTON CORPORATION


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1997
_______________________________________________________________________________


NOTE 13.  PROPOSED SALE OF MULTIMEDIA SOFTWARE OPERATIONS

In February 1997 Hariston entered into a non-binding letter of intent to sell substantially all of the assets, and transfer certain of the liabilities, of Educorp and its subsidiaries Direct and HighText to Legacy Software, Inc. ("Legacy") for proceeds of $1.8 million, such amount to be received entirely in the form of common shares of Legacy. Legacy's shares trade on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "LGCY".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following information should be read in conjunction with the consolidated financial data and the notes thereto included in Item 1.

                                HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________


OVERVIEW

During the first quarter of 1997 Hariston's management and Board reviewed the fiscal 1996 results and determined that the interests of the Company and its shareholders would be best served by Hariston selling its multimedia software operations and investing its resources in a business or industry with higher expected returns. This difficult decision was made in light of the continuing drain experienced on the Company's treasury to fund the working capital needs of the multimedia software operations, and the prospect of a continued high level of competition and continued pricing pressure in the multimedia software industry for the foreseeable future. In February 1997 Hariston entered into a non-binding letter of intent to sell substantially all of the assets, and transfer certain of the liabilities, of its multimedia software operations to Legacy Software, Inc. ("Legacy") for proceeds of $1.8 million, such amount to be received entirely in the form of common shares of Legacy. Legacy's shares trade on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "LGCY".

In accordance with management and the Board's strategy to reposition the Company, Hariston's management devoted considerable time and attention during the first quarter to the selection of, financial and operational review of, and negotiation with viable acquisition candidates. As described by a February 13, 1997 news release, management selected three potential acquisition candidates: manufacturers in the food, plastics and aerospace industries respectively. The three companies under consideration each had projected 1997 revenues in excess of $60 million. As announced by a March 3, 1997 news release, Hariston entered into a non-binding letter of intent to acquire the aerospace products manufacturer. Under the proposed arrangement, Hariston would have taken a controlling interest in a company to be set up to effect the purchase. However, as announced by an April 29, 1997 news release, the seller subsequently gave notice to Hariston that the aerospace products manufacturer had been withdrawn from sale. While Hariston's management and Board regret that the acquisition of the aerospace products manufacturer will not proceed as planned, Hariston will continue to pursue its strategy of selling its multimedia software operations and acquiring a business in an unrelated industry with higher expected returns.

During the first quarter the Company continued sales of its shares in Polish Life Improvement S.A ("PLI"). The Company sold 1,500,000 PLI shares in private transactions and a further 260,000 PLI shares in sales on the parallel market to the Warsaw Stock Exchange, realizing total proceeds of approximately $6,522,000.

Also during the first quarter, the Company took steps to curtail spending in its multimedia software operations. Staffing at Educorp Direct, Inc. ("Direct") was reduced from 31 at December 31, 1996 to 23 at March 31, 1997. Staffing at HighText Interactive, Inc. ("HighText") was reduced from 13 at December 31, 1996 to only 1 employee at March 31, 1997. This reduction in staffing at HighText was effected pursuant to management's decision that HighText cease development on uncompleted and new CD-ROM titles. Management's decision was made in response to the poor sales realized to date from the eleven CD-ROM titles that HighText has available for sale, as well as the proposed sale of HighText's assets to Legacy. As of March 31, 1997 HighText's principal assets consisted of rights relating to and inventories of its completed CD-ROM titles.

Founded in 1984, Direct is a San Diego, California based publisher and direct mail distributor of multimedia software on CD-ROM. Through its catalogs, Direct offers what is believed to be one of the largest selections of consumer CD-ROM software titles in the industry. In fiscal 1996, Direct mailed 2.9 million direct mail pieces to its customer base.

Founded in 1990, HighText is a San Diego, California based developer and publisher of educational software titles on CD-ROM. Prior to February 1997 HighText was also a publisher of books on mathematics, electronics and other topics of a technical or scientific nature. Since being acquired by the Company on January 1, 1996 HighText's primary emphasis has been on the development of educational multimedia software for the adult consumer, higher education, and corporate markets. HighText has eleven software titles available for sale as part of its CrashCourse(TM) product series. These titles are distributed by wholesale dealers to college and specialty bookstores, computer software stores, and through catalog retailers direct to end-users.

                                HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

CORPORATE STRUCTURE

During June 1995 Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation. In July, 1995 CD-Soft Corporation incorporated a wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of a group of businesses operating under the trade name Educorp. Effective March 8, 1996 this subsidiary was renamed Educorp Direct, Inc.

In December 1995 CD-Soft Corporation formed a second wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of HighText Publications, Inc. Effective January 22, 1996 this subsidiary was renamed HighText Interactive, Inc.

In March 1996 CD-Soft Corporation was merged into Educorp Multimedia, Inc. ("Educorp"), a wholly-owned Delaware subsidiary of Hariston formed in January, 1996. Upon this merger, Educorp became the holding company for all of Hariston's multimedia CD-ROM development, publishing, and distribution operations.

In October 1995 Hariston formed a wholly-owned Delaware subsidiary, EuroEastern Investment Corp. ("EuroEastern"), for the purpose of pursuing investment opportunities in central and eastern Europe. This company has been largely inactive to date.


RESULTS OF OPERATIONS

The Company earned consolidated net income of $4,531,815 for the three months ended March 31, 1997. However, excluding the $5,328,457 gain from the sale of PLI shares in the quarter and an associated $28,047 foreign exchange loss, the Company incurred a consolidated net loss of $768,595 for the three months ended March 31, 1997. Of this loss, $473,550 was attributable to Educorp and its subsidiaries, $256,317 to Hariston and $38,728 to EuroEastern. Of the $473,550 loss attributable to the Company's multimedia operations, $337,230 arose from the Direct operations, $80,536 from the HighText operations, and the $55,784 remainder was due to operating and corporate expenses incurred at the Educorp legal entity level. Of the $256,317 loss incurred at the Hariston legal entity level (excluding the effect of the PLI share sales), $30,285 was attributable to net interest expense on debt, and the remainder related primarily to corporate administration and overhead costs.

For the first quarter of 1996 the Company incurred a consolidated net loss of $795,250. Of this loss, $373,898 was attributable to Educorp and its subsidiaries, $386,763 to Hariston and $34,589 to EuroEastern. Of the $373,898 loss attributable to the Company's multimedia operations, $259,431 arose from the Direct operations, $106,379 from the HighText operations, and the $8,088 remainder was due to operating and corporate expenses incurred at the Educorp legal entity level. Of the $386,763 loss incurred at the Hariston legal entity level, $78,567 was attributable to interest expense on debt, and the remainder related primarily to corporate administration and overhead costs.

A more detailed analysis of the results is presented below, presenting 1996 comparatives as well as 1995 comparatives where available.

                                HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

EDUCORP DIRECT

Direct generated revenues of $874,221 for the three months ended March 31, 1997 as compared to $1,731,636 for the three months ended March 31, 1996. Of the $874,221 figure, $651,598 was from retail sales to end-users, $216,363 from sales to dealers and $6,260 from software royalties and license fees. Of the $1,731,636 figure, $1,223,556 was from retail sales to end-users, $429,332 from sales to dealers, and $78,748 from software royalties and license fees.

Direct realized gross profit of $310,494 for the first quarter of 1997 as compared to $532,744 for the first quarter of 1996. Direct incurred a loss before interest, depreciation and amortization of $165,051 and a net loss after these items of $337,230 for the first quarter of 1997, as compared to a first quarter 1996 loss before interest, depreciation and amortization of $28,038, and a net loss after these items of $259,431.

     RETAIL SOFTWARE SALES

Retail software sales for the three months ended March 31, 1997 of $651,598 declined 47% relative to retail software sales of $1,223,556 for the comparable period of 1996. Comparable period 1995 sales were $1,247,917. The primary reasons for the decline in 1997 sales from the same period of 1996 were first, a low number of catalogs in circulation during the quarter (320,000 catalogs were mailed in the first quarter of 1997 as compared to 520,000 in the first quarter of 1996), and second, an 84% decline in international retail sales. Additionally, Direct experienced a 1.3% decline in the average realized CD-ROM retail price during the first quarter of 1997, $31.96 as compared to $32.39 for the first quarter of 1996 (and $35.80 in the same period of 1995). The industry sales environment also remained extremely competitive during the first quarter of 1997, and the ongoing difficulties at Apple Computer continued to depress sales of Macintosh CD-ROM titles.

International retail software sales for the first quarter of 1997 were $38,022 or 6% of total retail software sales, compared to $234,541 or 19% of total retail software sales for the first quarter of 1996 (and $190,937 or 15% of total retail software sales for the comparable period of 1995). The 84% decline in international retail software sales during the first quarter of 1997 as compared to the first quarter of 1996 was primarily due to first, a significant curtailment in catalog mailings to international addresses, and second, the increased availability of foreign language CD-ROM titles in foreign countries causing reduced demand for U.S. sourced English language versions of the same or equivalent titles.

     DEALER SOFTWARE SALES

Dealer software sales for the first quarter of 1997 of $216,363 declined 50% from sales of $429,332 in the first quarter of 1996. Comparable period 1995 sales were $589,158. The decline in same period sales from 1996 to 1997 primarily reflects first, a 69% decline in international dealer software sales, and second, a 10% decrease in the average CD-ROM dealer price realized by Direct. The average price realized was $26.15 for the first quarter of 1997 as compared to $29.10 for the first quarter of 1996 (and $31.26 for the first quarter of 1995).

International dealer software sales were $109,483 or 51% of total software sales to dealers for the three months ended March 31, 1997, as compared to $356,839 or 83% of total software sales to dealers for the three months ended March 31, 1996 (and $419,737 or 71% for the comparable period of 1995). The 69% decline in international dealer software sales for the first quarter of 1997 compared to the first quarter of 1996 primarily reflects, first, a number of foreign dealers going out of business in the last quarter of 1996 and the first quarter of 1997 including the Japanese dealer that in the past had placed the largest international dealer orders received by Direct, and second, a continuation of the trend to smaller international order sizes due to an increasing number of publishers seeking direct distribution to foreign dealers.

                                HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

     ROYALTIES AND LICENSE FEES

Royalties and license fees of $6,260 earned for the first quarter of 1997 decreased 92% from the $78,748 figure earned for the first quarter of 1996 (as compared to $116,380 for the same period of 1995). The primary reason for the year over year decrease was the expiration during 1996 of a bundling license with Apple Computer. Under the terms of the license, Apple had bundled educational software titles published by the Company with sales of certain computers.

     GROSS PROFIT

Direct realized a gross profit of $310,494 for the first quarter of 1997, representing 36% of revenues. This compares to $532,744 or 31% of revenues for the first quarter of 1996. The improvement in gross profit as a percentage of revenues primarily reflects first, the sale of previously written down inventory during the first quarter of 1997 for prices higher than had been previously expected, and second, improved efficiency in shipping and handling reducing the cost of filling orders.

     OPERATING AND CORPORATE EXPENSES

Operating and corporate expenses were $641,198 for the first quarter of 1997 representing 73% of revenues for the quarter, as compared to $790,095 or 46% for the first quarter of 1996. These figures include amortization of goodwill and other intangibles arising from the acquisition of the Direct operations. After adjusting for this amortization, operating and corporate expenses were $491,684 or 56% of revenues in the first quarter of 1997 as compared to $572,016 or 33% of total revenues for the first quarter of 1996. The increase in operating and corporate expenses as a percentage of revenues in 1997 as compared to 1996 reflects primarily the high level of discretionary fixed costs and overhead costs in the Direct operation. The first quarter 1997 reduction in staffing at Direct did not materially reduce first quarter, 1997 payroll costs due to these staff cuts being made in late February. The reduction in payroll costs should become apparent in the second quarter 1997 results.


HIGHTEXT INTERACTIVE

HighText generated revenues of $33,733 for the first quarter of 1997 as compared to $99,910 for the first quarter of 1996. Of the $33,733 figure for 1997, $3,352 was from retail sales to end-users and $30,381 was from sales to dealers. Of the $99,910 figure for 1996, $14,594 was from retail sales to end-users and $85,316 was from sales to dealers.

HighText realized a gross profit of $32,972 for the first quarter of 1997, and incurred a net loss of $80,536. During the first quarter of 1996, HighText realized a gross profit of $50,048 and incurred a net loss of $106,379.

     SOFTWARE SALES

Software sales for the first quarter of 1997 were $16,081, a 33% increase over software sales of $12,063 for the first quarter of 1996.

First quarter 1997 software sales consisted of $524 sales to end-users and $15,557 sales to dealers. By comparison, first quarter 1996 software sales consisted of $4,943 sales to end-users and $7,120 sales to dealers.

HighText realized an average CD-ROM title price of $19.72 in the first quarter of 1997 as compared to $19.33 in the first quarter of 1996. HighText did not publish or sell CD-ROM software titles during the first quarter of 1995.

HighText's first CD-ROM title was published in May 1995 followed by two additional titles in November 1995. As of December 31, 1996 HighText had eleven CD-ROM software titles available for sale, with non-hybrid Windows ("Win") and Macintosh ("Mac") versions of the titles considered to be separate titles. No further titles were completed during the first quarter of 1997 and all title development efforts ceased when Hariston's management and Board made the decision to during the first quarter to lay off substantially all of HighText's employees and concentrate the Company's efforts on marketing the titles that had been developed to date. These titles are as follows: Algebra 1 (Win version), Differential Calculus (Win and Mac versions), Integral Calculus (Win and Mac versions), Easy Statistics (Win and Mac hybrid), Statistics 2 (Win version), Accounting Fundamentals (Win and Mac versions), Personal Finance (Win version), and Basic Physics (Win version).

                                HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

     BOOK SALES

By agreement dated February 21, 1997 and with effect from the close of business on January 31, 1997, HighText transferred ownership of its book publishing operations back to the former principals of HighText Publications, Inc. In exchange, Hariston was relieved of its obligation arising under the original agreement by which Hariston purchased the HighText operations, to issue to the former principals common shares of Hariston equal in value to the after-tax income of the book publishing operations over a five year period.

Therefore, only book sales through January 31, 1997 are reported herein.

Book sales for the first quarter of 1997 through January 31, 1997 were $17,652, consisting of $2,828 retail sales to end-users and $14,824 sales to dealers. During the first quarter of 1996, book sales were $87,847, consisting of $9,651 retail sales to end-users and $78,196 sales to dealers. During the first quarter of 1995, book sales were $97,844, consisting of retail sales of $13,020, and dealer sales of $84,824.

HighText published its first book title in June, 1991. As of December 31 1996, HighText had published sixteen book titles. During the period January 1 to January 31, 1997 HighText published no new book titles.

     OPERATING AND CORPORATE EXPENSES

The most significant components of HighText's $113,508 of operating and corporate expenses for the first quarter of 1997 were salary costs totaling $73,648, goodwill amortization of $12,682 and rent expense of $8,889. By comparison, HighText incurred $154,774 of operating and corporate expenses for the first quarter of 1996, consisting principally of salary costs totaling $66,552, marketing and trade show costs of $49,993, goodwill amortization of $18,487 and rent expense of $8,515. HighText expensed the costs of developing new software and book titles as they were incurred.


HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

Hariston incurred $226,032 of non-consolidated operating and corporate expenses during the first quarter of 1997, compared to $316,477 for the first quarter of 1996 and $316,729 for the first quarter of 1995.

The majority of Hariston's non-consolidated operating and corporate expenses for the first quarter of 1997 were general, administrative and salary costs, including $99,653 of salaries and consultants fees, $48,105 of legal fees, $19,823 of accounting, audit and tax return preparation fees, $8,004 of shareholder communications costs, $20,393 of insurance costs, $2,957 of office rent, $5,939 of directors fees and $2,581 of travel costs.

The majority of Hariston's non-consolidated operating and corporate expenses for the first quarter of 1996 were also general, administrative and salary costs, including $134,544 of salaries and consultants' fees, $48,704 of legal fees, $22,339 of accounting, audit and tax return preparation fees, $16,716 of shareholder communications costs, $26,235 of insurance costs, $21,000 of recruiting fees, $20,982 of office rent, $8,222 of directors fees and $2,658 of travel costs.

                                HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

EuroEastern incurred $38,728 of operating and corporate expenses for the first quarter of 1997, consisting principally of $20,767 of consultant's fees including travel costs reimbursement, $5,049 of secretarial fees and $10,250 of rent expense. During the first quarter of 1996, EuroEastern incurred $34,589 of operating and corporate expenses, consisting principally of $20,000 of consultant's fees, $4,208 of secretarial fees and $7,935 of rent expense. There are no first quarter 1995 comparable figures for EuroEastern as it was incorporated in October, 1995.


INVESTMENTS

     POLISH LIFE IMPROVEMENT S.A.

PLI is a Kielce, Poland based company formed in February 1993 for the purpose of engaging in various retail businesses in Poland. PLI is a retail operator of home improvement stores in Poland and was also previously the operator of a chain of supermarkets in Poland. Hariston co-founded PLI and initially held an 80% shareholding in it. In December 1994 PLI completed its initial public offering and on February 5, 1996 PLI's shares began trading on the parallel market to the Warsaw Stock Exchange. Due to private sales and public stock market sales of its PLI shares in 1994 and 1996 and dilution associated with PLI's public offering, as of December 31, 1996 Hariston owned 1,820,566 PLI shares or 25.8% of PLI's outstanding shares. During the first quarter of 1997, Hariston sold 1,500,000 PLI shares in private transactions and a further 260,000 PLI shares in public trades on the parallel market to the Warsaw Stock Exchange, realizing total proceeds of approximately $6,522,000 including $1.5 million in short-term notes receivable of which $500,000 had been received in cash by quarter-end. The $1 million in short-term notes receivable outstanding as of March 31, 1997 are due in two $500,000 installments, to be received in September 1997 and March 1998.

     MADISON HOLDINGS LIMITED

Madison was formerly a Burlington, Ontario based supplier of proprietary home medical products. Madison is currently a Toronto, Ontario based shell company whose shares are eligible for trading on the Canadian Dealing Network, an over-the-counter market affiliated with the Toronto Stock Exchange, subject to Madison first acquiring an operating business. Madison's shares last traded in January 1996. Hariston owns 233,591 shares of Madison common stock, representing an 8.6% interest in that company. In January 1996 Madison's secured creditors seized its assets, leaving Madison with no significant assets other than its publicly traded status and several million dollars of tax loss balances. Madison's management has indicated that it is committed to creating value for Madison's shareholders and has undertaken steps to locate an operating business that may be acquired by Madison. Such an acquisition is likely to be made through the issuance of a substantial number of shares from treasury, resulting in a reverse takeover. There is no assurance that Madison will be successful in its endeavor to acquire an operating business.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997 the Company had cash balances of $3,800,513, a working capital ratio of 2.93 and a debt/equity ratio of 0.35. This compares favorably with March 31, 1996 cash of $619,319, working capital ratio of 0.51 and debt/equity ratio of 1.17. The Company's principal capital requirements include working capital to finance the multimedia software operations until they can be sold, and costs which may be incurred in connection with the acquisition of businesses in the future.

Historically, the Company has also required capital to finance operating losses, having incurred operating losses in each year after 1990. As of March 31, 1997 the Company had an accumulated deficit of $26,059,164, as compared to an accumulated deficit of $26,421,234 at March 31, 1996.

                                HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

Based on historical results and management's expectations for future operations, the Company expects that the multimedia software operations will require minimal further cash infusion to cover their working capital requirements until they can be sold. However, there is no assurance that cash flows from operations will meet projections, or that the proposed sale to Legacy of the multimedia software operations will occur on the terms currently proposed or will occur at all.


SEASONALITY OF BUSINESS

Historically, the multimedia software operations have been subject to a seasonal effect during the "back to school" and year-end holiday buying seasons, commencing in August and peaking during the period November through January. Management expects that this seasonal effect will continue to have an impact on the multimedia software operations for the foreseeable future.


FOWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking information, which may include but is not limited to information concerning the Company's business strategies, financing plans and the proposed sale of the multimedia software operations. These forward-looking statements are subject to risks and uncertainties, including uncertainty as to whether the proposed sale of the multimedia software operations will occur on the terms currently proposed or will occur at all, uncertainty as to whether the Company will be able to locate and acquire a business meeting the Company's selection criteria, risks and uncertainties associated with the competitive environment in which the Company operates, risks and uncertainties as to the Company's projected cash flows and cash requirements, risks and uncertainties as to whether the Company will be able to raise any necessary financing on fair or favorable terms or at all, risk and uncertainty as to the Company's ability to recruit and retain qualified personnel, and risk and uncertainty as to other factors which could cause actual results to differ from those projected.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the quarter ended March 31, 1997 the Company did not submit any matters to a vote of the Company's shareholders.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits


Exhibit No.                      Exhibit Description
-----------                    -----------------------

27                             Financial Data Schedule


         (b)  Reports on Form 8-K:  None

                                 EXHIBIT INDEX


Exhibit No.                      Exhibit Description                       Page
-----------                    -----------------------                     ----

27                             Financial Data Schedule

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HARISTON CORPORATION


Dated: May 14, 1997                By:  /s/ L. James Porter
                                       -----------------------------
                                       L. James Porter,
                                       Chief Financial Officer
                                       (Duly authorized officer and Principal
                                       Financial and Accounting Officer)