Form 10-Q
period 1997-06-30
HARISTON CORP
filed 1997-08-14
CIK 781885

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]                       QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

1500 West Georgia Street, Suite 1555, Vancouver, British Columbia, V6G 2Z6
--------------------------------------------------------------------------
                    (Address of principal executive offices)

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Common Stock:         12,663,113 Shares

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The unaudited Consolidated Statements of Income, Loss and Deficit for the three and six month periods ended June 30, 1997 and June 30, 1996, the unaudited Consolidated Statements of Changes in Financial Position for the six month periods ended June 30, 1997 and June 30, 1996 and the unaudited Consolidated Balance Sheets as at June 30, 1997 and December 31, 1996, of Hariston Corporation ("Hariston" or the "Company") follow.

                              HARISTON CORPORATION




CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                           JUNE 30         DECEMBER 31
                                                                            1997              1996
======================================================================================================
ASSETS
         Current assets
           Cash and cash equivalents                                      $  3,683          $  2,805
           Short-term notes receivable                                       1,000                --
           Receivables                                                         308               421
           Inventory                                                           161               559
           Prepaids                                                            116               207
------------------------------------------------------------------------------------------------------
                                                                             5,268             3,992

         Investments  (Note 12)                                                  7             1,216
         Furniture and equipment                                               244               363
         Goodwill, licenses, mailing lists, and other intangibles            1,950             2,339
------------------------------------------------------------------------------------------------------
                                                                             2,201             3,918
------------------------------------------------------------------------------------------------------
                                                                          $  7,469          $  7,910
======================================================================================================

LIABILITIES
         Current
           Payables and accruals                                          $  1,559          $  2,349
           Deferred revenue                                                     86               113
           Current portion of term debt                                        202             3,539
------------------------------------------------------------------------------------------------------
                                                                             1,847             6,001

         Term debt                                                             145               201
         Put Option                                                             --               300
------------------------------------------------------------------------------------------------------
                                                                               145               501
------------------------------------------------------------------------------------------------------
                                                                             1,992             6,502

SHAREHOLDERS' EQUITY
         Capital stock                                                      31,999            31,999
         Deficit                                                           (26,522)          (30,591)
------------------------------------------------------------------------------------------------------
                                                                             5,477             1,408
------------------------------------------------------------------------------------------------------
                                                                          $  7,469          $  7,910
======================================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION



CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)

3 MONTHS ENDED JUNE 30                                                          1997              1996
==========================================================================================================
REVENUES
         Software sales                                                     $        790      $      1,265
         Book sales                                                                   --                80
         Software royalties and license fees                                          --                --
         Other                                                                        --                20
----------------------------------------------------------------------------------------------------------
                                                                                     790             1,365
----------------------------------------------------------------------------------------------------------
COST OF SALES
         Direct cost of sales                                                        594               966
         Royalties                                                                    12                23
----------------------------------------------------------------------------------------------------------
                                                                                     606               989
----------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                         184               376
----------------------------------------------------------------------------------------------------------
OPERATING AND CORPORATE EXPENSES
         Administration, office and travel                                           195               212
         Consultants and directors fees, salaries and employee benefits              359               628
         Accounting, legal and other professional fees                               201               265
         Marketing, catalog and trade show costs (recovery)                          (40)              131
         Depreciation and amortization                                               132               259
         Rent                                                                         30                53
----------------------------------------------------------------------------------------------------------
                                                                                     877             1,548
----------------------------------------------------------------------------------------------------------
                                                                                    (693)           (1,172)
----------------------------------------------------------------------------------------------------------
OTHER
         Net interest income (expense)                                                19               (85)
         Net loss on disposal of furniture and equipment                             (30)               --
         Net gain on sale of PLI shares                                              243                59
         Foreign exchange loss                                                        (2)               --
         Other                                                                        --                 7
----------------------------------------------------------------------------------------------------------
                                                                                     230               (19)
----------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                                 (463)           (1,191)
----------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note 11)
Oil and gas working and royalty interests                                             --               (23)
----------------------------------------------------------------------------------------------------------
                                                                                      --               (23)
----------------------------------------------------------------------------------------------------------
NET LOSS                                                                    $       (463)     $     (1,214)
DEFICIT, beginning of period                                                     (26,059)          (26,421)
----------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                                      $    (26,522)     $    (27,635)
==========================================================================================================
BASIC LOSS PER SHARE (Note 10)                                              $      (0.04)     $      (0.11)
Shares used in basic computation                                              12,663,113        11,463,113
FULLY DILUTED LOSS PER SHARE (Note 10)                                      $      (0.04)     $      (0.11)
Shares used in fully diluted computation                                      12,663,113        11,463,113
==========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION




CONSOLIDATED STATEMENTS OF INCOME, LOSS AND DEFICIT (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)

6 MONTHS ENDED JUNE 30                                                          1997              1996
==========================================================================================================
REVENUES
         Software sales                                                     $      1,674      $      2,930
         Book sales                                                                   18               168
         Software royalties and license fees                                           6                79
         Other                                                                        --                20
----------------------------------------------------------------------------------------------------------
                                                                                   1,698             3,197
----------------------------------------------------------------------------------------------------------
COST OF SALES
         Direct cost of sales                                                      1,146             2,151
         Royalties                                                                    24                87
----------------------------------------------------------------------------------------------------------
                                                                                   1,170             2,238
----------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                         528               959
----------------------------------------------------------------------------------------------------------
OPERATING AND CORPORATE EXPENSES
         Administration, office and travel                                           321               400
         Consultants and directors fees, salaries and employee benefits              844             1,190
         Accounting, legal and other professional fees                               279               337
         Marketing, catalog and trade show costs                                     115               302
         Depreciation and amortization                                               317               517
         Rent                                                                         70               104
----------------------------------------------------------------------------------------------------------
                                                                                   1,946             2,850
----------------------------------------------------------------------------------------------------------
                                                                                  (1,418)           (1,891)
----------------------------------------------------------------------------------------------------------
OTHER
         Net interest expense                                                        (24)             (168)
         Net loss on disposal of furniture and equipment                             (30)               --
         Net gain on sale of PLI shares                                            5,571                59
         Foreign exchange loss                                                       (30)               --
         Other                                                                        --                14
----------------------------------------------------------------------------------------------------------
                                                                                   5,487               (95)
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                       4,069            (1,986)
----------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note 11)
Oil and gas working and royalty interests                                             --               (23)
----------------------------------------------------------------------------------------------------------
                                                                                      --               (23)
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                           $      4,069      $     (2,009)
DEFICIT, beginning of period                                                     (30,591)          (25,626)
----------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                                      $    (26,522)     $    (27,635)
==========================================================================================================
BASIC INCOME (LOSS) PER SHARE (Note 10)                                     $       0.32      $      (0.18)
Shares used in basic computation                                              12,663,113        11,371,292
FULLY DILUTED INCOME (LOSS) PER SHARE (Note 10)                             $       0.32      $      (0.18)
Shares used in fully diluted computation                                      12,663,113        11,371,292
==========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION




CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (UNAUDITED) (EXPRESSED IN THOUSAND OF U.S. DOLLARS)

6 MONTHS ENDED JUNE 30                                          1997         1996
==================================================================================
OPERATING ACTIVITIES
         Net income (loss) from continuing operations         $ 4,069      $(1,986)
         Non-cash items:
         Depreciation and amortization                            317          517
         Gain on sale of PLI shares                            (5,571)         (59)
----------------------------------------------------------------------------------
                                                               (1,185)      (1,528)
         Net increase in non-cash working capital items          (215)        (284)
----------------------------------------------------------------------------------
         CASH USED FOR CONTINUING OPERATIONS                   (1,400)      (1,812)
----------------------------------------------------------------------------------
         Net loss from discontinued operations (Note 11)           --          (23)
         Non-cash items:
         Provision for costs of disposition                        --           23
----------------------------------------------------------------------------------
         CASH PROVIDED BY DISCONTINUED OPERATIONS                  --           --
----------------------------------------------------------------------------------
         CASH USED FOR OPERATING ACTIVITIES                    (1,400)      (1,812)
----------------------------------------------------------------------------------

FINANCING ACTIVITIES
         Net term debt (payments) issuances                    (3,393)         422
         Amount paid upon exercise of put option                 (175)          --
         Issuance of common stock                                  --          913
----------------------------------------------------------------------------------
         CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      (3,568)       1,335
----------------------------------------------------------------------------------

INVESTING ACTIVITIES
         Net sale (purchase) of assets                             50         (738)
         Net issuance of notes receivable                      (1,000)          --
         Net proceeds from sale of PLI shares                   6,796           69
----------------------------------------------------------------------------------
         CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       5,846         (669)
----------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                   878       (1,146)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,805        1,419
----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 3,683      $   273
==================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                              HARISTON CORPORATION




NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
6 MONTHS ENDED JUNE 30, 1997


NOTE 1.  OPERATIONS

The Company is incorporated under the Canada Business Corporations Act and has operated historically as a diversified holding company. On August 25, 1995 the Company focused on the multimedia CD-ROM software business with the purchase of substantially all of the assets of a group of affiliated companies doing business under the trade name Educorp. These affiliated companies now operate under the name Educorp Direct ("Direct"). Direct is principally a catalog retailer of multimedia CD-ROM titles. On January 1, 1996 the Company purchased substantially all of the assets of HighText Publications, Inc., a book and multimedia software developer and publisher. This business has subsequently operated under the name HighText Interactive ("HighText"). Both Direct and HighText are subsidiaries of Educorp Multimedia, Inc. ("Educorp"), a wholly-owned subsidiary of Hariston. Effective January 31, 1997 HighText sold its book publishing operations back to its former owners. The Company is presently negotiating the sale of all or substantially all of its multimedia software operations (see Note 11) and intends to purchase another business.

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

In the opinion of management, all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 1997, are of a normal recurring nature and have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of the Company, Hariston Corporation, and its wholly-owned subsidiaries, EuroEastern Investment Corp., Educorp Multimedia, Inc., Educorp Direct, Inc., and HighText Interactive, Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

                              HARISTON CORPORATION




NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
6 MONTHS ENDED JUNE 30, 1997


NOTE 3.  SUMMARY OF SECURITIES ISSUED DURING THE SECOND QUARTER

None.


NOTE 4.  SUMMARY OF OPTIONS GRANTED DURING THE SECOND QUARTER

None.


NOTE 5.  AUTHORIZED AND ISSUED SHARE CAPITAL AS OF JUNE 30, 1997

Class                 Par Value              Authorized Number         Issued Number            Amount
------------------------------------------------------------------------------------------------------------
Common                None                   Unlimited                 12,663,113               $ 31,999,167


NOTE 6.  SHARES IN ESCROW OR SUBJECT TO POOLING AS OF JUNE 30, 1997

None.


NOTE 7.  LIST OF DIRECTORS AS OF JUNE 30, 1997

Nuno Brandolini   James P. Angus   Kevin R. McCarthy   Neil S. MacKenzie   L. James Porter
(Chairman)


NOTE 8.  OPTIONS AND WARRANTS OUTSTANDING AS OF JUNE 30, 1997

                       Number of Shares          Exercise         Market Price            Option
OPTION ISSUE TYPE      under Vested Option       Price            on Date of Grant        Expiry Date
===========================================================================================================
Employee options                    10,000           1.86               2.49              November 30, 1997
Employee options                    10,000           3.15               4.57              February 17, 1998
Director options                    20,000           3.53               4.57              March 31, 1998
-----------------------------------------------------------------------------------------------------------
Employee options                   180,000           1.25               1.25              July 17, 2003
Director options                    80,000           1.25               1.25              July 17, 2003
-----------------------------------------------------------------------------------------------------------
Employee options                   296,666           1.25               1.25              August 16, 2003
Director options                    80,000           1.25               1.25              August 16, 2003
-----------------------------------------------------------------------------------------------------------
                                   676,666
                                   =======

                              HARISTON CORPORATION




NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
6 MONTHS ENDED JUNE 30, 1997



                                                          Exercise     Market Price         Warrant
WARRANT HOLDER                     Number of Shares       Price        on Date of Grant     Expiry Date
-----------------------------------------------------------------------------------------------------------------------
Dahlia Financial                            150,000           1.75           1.06           September 27, 1997
Dahlia Financial                            150,000           2.50           1.06           September 27, 1998
Near East Commercial Bank SAL               625,000           4.00           5.00           November 21,1997
Kinaro S.A.                                 250,000           2.50           2.25           August 24, 2000
Neval Management Ltd.                       250,000           2.50           2.25           August 24, 2000
Privatim Finanz A.G.                        250,000           2.50           2.25           August 24, 2000
Silvercreek Investments, Ltd.               150,000           1.75           1.06           September 27, 1997
Silvercreek Investments, Ltd.               150,000           2.50           1.06           September 27, 1998
Tross Ltd.                                  150,000           1.75           1.06           September 27, 1997
Tross Ltd.                                  150,000           2.50           1.06           September 27, 1998
Wallington Investments Ltd.                 150,000           1.75           1.06           September 27, 1997
Wallington Investments Ltd.                 150,000           2.50           1.06           September 27, 1998
Zocal Foundation                            250,000           2.50           2.25           August 24, 2000
                                          ---------
                                          2,825,000
                                          =========


NOTE 9.  RECONCILIATION TO U.S. GAAP

In certain respects, Canadian generally accepted accounting principles differ from U.S. generally accepted accounting principles. If U.S. GAAP were to be applied, the following difference would exist:

(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
SIX MONTHS ENDED JUNE 30                                    1997          1996
Net income (loss) according to Canadian GAAP               $4,069       $(2,009)
Non cash compensation expense                                  --           (42)
--------------------------------------------------------------------------------
NET INCOME (LOSS) ACCORDING TO U.S. GAAP                   $4,069       $(2,051)

There would be no differences in net assets or shareholders' equity.

The above variance in the 1996 net loss figure results from the difference in the accounting treatment for employee stock options. During 1995 options to purchase shares of the Company were issued to employees and directors at prices below the traded price of the stock on the measurement date. Under U.S. GAAP the difference in value must be recognized as a non-cash compensation expense over the period during which the options vest. Under Canadian GAAP, the issuance or exercise of employee or director stock options does not affect the reported profitability of the Company. In July 1996 all outstanding option grants were canceled. In August 1996 new option grants were made at exercise prices no less than the traded price of the stock on the measurement date.

                              HARISTON CORPORATION




NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
6 MONTHS ENDED JUNE 30, 1997

NOTE 10.  INCOME (LOSS) PER SHARE

Basic and fully diluted income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Stock options and warrants have not been included in the fully diluted calculations as their impact would be antidilutive.


NOTE 11.  DISCONTINUED OPERATIONS

The Company is presently negotiating the sale of all or substantially all of its multimedia software operations. These operations are not separately reported as discontinued or held for sale in these interim consolidated financial statements due to these operations constituting the entire business of the Company at this time and these operations being financially dependent for their continued operation, until such time as they can be sold, on funding provided by Hariston, the parent corporation.

Effective January 31, 1997 HighText sold its book publishing operations back to its former owners. These operations have not been separately reported as discontinued in these interim consolidated financial statements due to the immateriality of the results of the book publishing operations and the practical difficulty of separating out the results of the book publishing operations from the multimedia software operations. The loss on sale of these operations was fully provided for as of December 31, 1996.


NOTE 12.  INVESTMENTS

                                                                    AMOUNT
                                                                    ===========
Polish Life Improvement S.A
      1,820,566 shares owned as of December 31, 1996                $ 1,208,439
       1,760,000 shares sold January 1 to March 31, 1997             (1,167,382)
       60,566 shares sold April 1 to June 30, 1997                      (41,057)
                                                                    -----------
                                                                             --
Madison Holdings Limited                                                  7,304
                                                                    -----------
Investments as of June 30, 1997                                     $     7,304
                                                                    ===========

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

During the first and second quarters, Hariston's management devoted considerable time and attention to the sale negotiations with Legacy. However, by news release dated June 30, 1997 Hariston announced that the negotiations to sell the multimedia software operations to Legacy had been terminated by mutual agreement.

Also during the first and second quarters, Hariston's management devoted considerable time and attention to locating a business for Hariston to acquire. As announced by a March 3, 1997 news release, Hariston entered into a non-binding letter of intent to acquire an aerospace products manufacturer. However, as announced by an April 29, 1997 news release, the seller subsequently gave notice to Hariston that the aerospace products manufacturer had been withdrawn from sale.

While Hariston's management and Board regret that the sale of the multimedia operations to Legacy and the acquisition of the aerospace products manufacturer did not proceed as planned, Hariston will continue to pursue its strategy of selling its multimedia software operations and acquiring a business with higher expected returns.

During the second quarter the Company sold the remainder of its shares in Polish Life Improvement S.A. ("PLI"). The Company sold 60,566 PLI shares in sales on the parallel market to the Warsaw Stock Exchange, realizing proceeds of approximately $275,000.

Also during the second quarter, the Company continued its efforts to curtail spending in its multimedia software operations. Staffing at Educorp Direct, Inc. ("Direct") and HighText Interactive, Inc. ("HighText") was reduced from 24 at March 31, 1997 to 14 at June 30, 1997.

Founded in 1984, Direct is a San Diego, California based publisher and direct mail distributor of multimedia software on CD-ROM. Through its catalogs, Direct offers what is believed to be one of the largest selections of consumer CD-ROM software titles in the industry. In fiscal 1996, Direct mailed 2.9 million catalogs and newsletters to its customer base. From January 1 to June 30, 1997, Direct mailed 550,000 catalogs and newsletters to its customer base. Direct is also involved in the development and publishing of software titles as well as wholesale and international distribution. Approximately 50 titles are published and distributed by Direct under exclusive license, and a further 16 titles published by Direct are owned outright. These latter titles are mainly stock photography, clip art and shareware compilations. Direct publishes titles under the name Gazelle Studios.

Founded in 1990, HighText is a San Diego, California based developer and publisher of educational CD-ROM software titles. Prior to February 1997 HighText was also a publisher of books on mathematics, electronics and other topics of a technical or scientific nature. Since being acquired by the Company on January 1, 1996 HighText's primary emphasis has been on the development of educational multimedia software for the adult consumer, higher education and corporate markets. HighText has the

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


following CD-ROM software titles available for sale as part of its CrashCourse(TM) product series: Algebra 1, PreCalculus, Differential Calculus, Integral Calculus, Easy Statistics, Statistics 2, Basic Accounting, Personal Finance and Introductory Physics. These titles are distributed by wholesale dealers to college and specialty bookstores, computer software stores, and through catalog retailers direct to end-users.


CORPORATE STRUCTURE

During June 1995 Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation. In July 1995 CD-Soft Corporation incorporated a wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of a group of businesses operating under the trade name Educorp. Effective March 8, 1996 this subsidiary was renamed Educorp Direct, Inc.

In December 1995 CD-Soft Corporation formed a second wholly-owned California subsidiary, for the purpose of acquiring substantially all of the assets and selected liabilities of HighText Publications, Inc. Effective January 22, 1996 this subsidiary was renamed HighText Interactive, Inc.

In March 1996 CD-Soft Corporation was merged into Educorp Multimedia, Inc. ("Educorp"), a wholly-owned Delaware subsidiary of Hariston formed in January 1996. Upon this merger, Educorp became the holding company for all of Hariston's multimedia CD-ROM development, publishing and distribution operations.

In October 1995 Hariston formed a wholly-owned Delaware subsidiary, EuroEastern Investment Corp. ("EuroEastern"), for the purpose of pursuing investment opportunities in central and eastern Europe. This company has been largely inactive to date.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

The Company earned consolidated net income of $4,068,726 for the six months ended June 30, 1997 as compared to a net loss of $2,009,535 for the six months ended June 30, 1996.

However, excluding a $5,571,441 gain from the sale of PLI shares and an associated foreign exchange loss of $30,113, the Company incurred a consolidated net loss of $1,472,602 for the six months ended June 30, 1997. Of this loss, $783,503 was attributable to Educorp and its subsidiaries, $634,383 to Hariston, and $54,716 to EuroEastern. Of the $783,503 loss attributable to the Company's multimedia software operations, $559,861 arose from the Direct operations and $130,797 from the HighText operations. The $92,845 remainder was due to operating and corporate expenses incurred at the Educorp legal entity level.

Of the $2,009,535 loss incurred for the six months ended June 30, 1996, $1,258,312 was attributable to Educorp and its subsidiaries, $690,767 to Hariston and $60,456 to EuroEastern. Of the $1,258,312 loss attributable to the Company's multimedia operations, $617,919 arose from the Direct operations, $337,157 from the HighText operations, and the $303,236 remainder was due to operating and corporate expenses incurred at the Educorp legal entity level.

An analysis of the results is presented below, presenting 1996 comparatives as well as 1995 comparatives where available.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


EDUCORP DIRECT

Direct generated revenues of $1,642,228 for the six months ended June 30, 1997, comprised of $1,218,206 from retail sales to end-users, $417,727 from sales to dealers and $6,295 from software royalties and license fees. By comparison, Direct generated revenues of $2,981,086 for the six months ended June 30, 1996, comprised of $2,222,902 from retail sales to end-users, $679,412 from sales to dealers, and $78,772 from software royalties and license fees.

Direct realized a gross profit of $492,638 from the six months ended June 30, 1997, incurred a loss for the period of $261,914 before interest, depreciation and amortization, and incurred a net loss after these items of $559,861. By comparison, Direct realized a gross profit of $855,734 for the six months ended June 30, 1996, incurred a loss for the period of $155,709 before interest, depreciation and amortization, and incurred a net loss after these items of $617,919.

         RETAIL SOFTWARE SALES

Retail software sales for the six months ended June 30, 1997 of $1,218,206 declined 45% relative to retail software sales of $2,222,902 for the same period of 1996. Comparable period 1995 sales were $2,583,306.The primary reasons for the decline in 1997 versus 1996 sales were first, a low number of catalogs in circulation (550,000 catalogs were mailed in 1997 versus 780,000 in the same period of 1996), and second, an 83% decline in international retail sales. Additionally, Direct experienced a 3.5% decline in the average CD-ROM retail price realized by Direct in 1997 compared with the same period of 1996, $28.79 as compared to $29.84 in the same period of 1996 (and $34.60 in 1995). The industry sales environment also remained extremely competitive during the first six months of 1997, and the ongoing difficulties at Apple Computer continued to depress sales of Macintosh CD-ROM titles.

International retail software sales for the first six months of 1997 were $65,524 or 5% of total retail sales, as compared to $378,799 or 17% of total retail sales for the six months ended June 30, 1996 (and $371,109 or 14% of total retail sales for the comparable period of 1995). The 83% decline in international retail software sales during the first six months of 1997 as compared to the same period of 1996 was primarily due to first, a significant curtailment in catalog mailings to international addresses, and second, the increased availability of foreign language CD-ROM titles in foreign countries causing reduced demand for U.S. sourced English language versions of the same or equivalent titles.

         DEALER SOFTWARE SALES

Dealer software sales for the six months ended June 30, 1997 of $417,727 declined 39% relative to dealer software sales of $679,412 for the same period of 1996. Comparable period 1995 sales were $1,096,938. The decline in same period sales from 1996 to 1997 primarily reflects first, a 66% decline in international dealer software sales, and second, a 30% decrease in the average CD-ROM dealer price realized by Direct. The average price realized was $18.74 for the first six months of 1997 as compared to $26.90 for the same period of 1996 (and $30.85 for the first six months of 1995).

International dealer software sales were $181,441 or 43% of total software sales to dealers for the six months ended June 30, 1997, as compared to $538,392 or 79% of total software sales to dealers for the six months ended June 30, 1996 (and $797,063 or 73% for the comparable period of 1995). The 66% decline in international dealer software sales for the first six months of 1997 compared to the first six months of 1996 primarily reflects first, a number of dealers going out of business in the last quarter of 1996 and first quarter of 1997, and second, a continuation of the trend to smaller international order sizes due to an increasing number of publishers seeking direct distribution to foreign dealers.

         ROYALTIES AND LICENSE FEES

Royalties and license fees of $6,295 for the six months ended June 30, 1997 decreased 92% from the $78,772 figure earned for the six months ended June 30, 1996 (as compared to $262,550 for the same period of 1995). The primary reason for the year over year decrease was the expiration during early 1996

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


of a bundling license with Apple Computer. Under the terms of the license, Apple had bundled educational software titles published by the Company with sales of certain computers.

         GROSS PROFIT

Direct realized a gross profit of $492,638 for the six months ended June 20, 1997, representing 30% of revenues. This compares to $855,734 or 29% of revenues for the same period of 1996. The improvement in gross margin from 1996 to 1997 primarily reflects the sale of previously written down software during the first quarter of 1997 for prices higher than had been previously expected.

         OPERATING AND CORPORATE EXPENSES

Operating and corporate expenses were $1,024,019 for the six months ended June 30, 1997, representing 62% of total revenues for the period. This compares to $1,474,649 or 49% of revenues for the six months ended June 30, 1996. These figures include amortization of goodwill and other intangibles arising from the August 25, 1995 acquisition of the Direct operations. After adjusting for this amortization, operating and corporate expenses were $785,348 or 48% of revenues for the six months ended June 30, 1997 as compared to $1,036,555 or 35% of revenues for the same period of 1996. The increase in operating and corporate expenses as a percentage of revenues in 1997 as compared to 1996 reflects primarily the high level of discretionary fixed costs and overhead costs in the Direct operation. Steps were taken to reduce these costs, primarily through staffing cuts, during the first and second quarters of 1997.


HIGHTEXT INTERACTIVE

HighText generated revenues of $55,661 for the six months ended June 30, 1997 as compared to $215,101 for the six months ended June 30, 1996. Of the $55,661 figure for 1997, $3,352 was from retail sales to end-users and $52,309 was from sales to dealers. Of the $215,101 figure for 1996, $65,590 was from retail sales to end-users, $129,249 from sales to dealers, and $20,262 from technical documentation fees.

HighText realized a gross profit of $35,236 for the six months ended June 30, 1997, and incurred a net loss of 130,797. During the same period of 1996, HighText realized a gross profit of $103,167 and incurred a net loss of $337,157.

         SOFTWARE SALES

Software sales for the six months ended June 30, 1997 were $38,009, a 42% increase over software sales of $26,796 for the same period of 1996. Comparable results for 1995 are not available.

The $38,009 figure for 1997 was comprised of $524 sales to end-users and $37,485 sales to dealers. By comparison, the $26,796 figure for 1996 was comprised of $11,866 sales to end-users and $14,930 sales to dealers.

HighText realized an average CD-ROM price of $19.01 during the first six months of 1997, as compared to $19.23 in the same period of 1996.

HighText's first CD-ROM title was published in May 1995 followed by two additional titles in November 1995. A suite of additional titles in the CrashCourse(TM) series were developed over the course of 1996. Title development ceased in the first quarter of 1997 when Hariston's management and Board made the decision to lay off substantially all of HighText's employees and concentrate the Company's efforts on marketing the titles that had been developed to date. HighText has the following completed CD-ROM software titles available for sale as part of its CrashCourse(TM) product series: Algebra 1
(Win version), PreCalculus (Win version) Differential Calculus (Win and Mac versions), Integral Calculus (Win and Mac versions), Easy Statistics (Win and Mac hybrid), Statistics 2 (Win version), Basic Accounting (Win and Mac version), Personal Finance (Win version) and Introductory Physics (Win version).

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS



In the above discussion, "Win" refers to Microsoft Windows operating system compatible and "Mac" refers to Apple Macintosh operating system compatible.

         BOOK SALES

By agreement dated February 21, 1997 and with effect from the close of business on January 31, 1997 HighText transferred ownership of its book publishing operations back to the former principals of HighText Publications, Inc. In exchange, Hariston was relieved of its obligation arising under the original agreement by which Hariston purchased the HighText operations, to issue to the former principals common shares of Hariston equal in value to the after-tax income of the book publishing operations over a five year period.

Therefore, only book sales through January 31, 1997 are reported herein.

Book sales for the period January 1 to January 31, 1997 were $17,652, consisting of $2,828 retail sales to end-users and $14,824 sales to dealers. During the first six months of 1996, book sales were $168,043, consisting of $50,660 retail sales to end-users and $117,383 sales to dealers. By comparison, for the six months ended June 30, 1995 book sales were $171,025 consisting of $94,550 retail sales and $76,475 dealer sales.

HighText published its first book title in June, 1991. As of December 31, 1996, HighText had published sixteen book titles. During the period January 1 to January 31, 1997 HighText published no new book titles.

         OPERATING AND CORPORATE EXPENSES

The most significant components of HighText's $151,801 of operating and corporate expenses for the first six months of 1997 were salary and consultants costs totaling $86,658, goodwill amortization of $25,365 and rent expense of $15,234. By comparison, HighText incurred $436,909 of operating and corporate expenses for the six months ended June 30, 1996, consisting principally of salary and consultants costs totaling $184,562, marketing and trade show costs of $141,905, goodwill amortization of $36,973 and rent expense of $17,951. HighText expensed the costs of developing new software and book titles as they were incurred.

The reduction in operating and corporate expenses from 1996 to 1997 primarily reflects the winding down of HighText's operations.


EDUCORP MULTIMEDIA OPERATING AND CORPORATE EXPENSES

Educorp incurred $84,177 of non-consolidated operating and corporate expenses for the six months ended June 30, 1997, consisting principally of $72,108 of consultants fees and $5,954 of corporation franchise tax. By comparison, Educorp incurred $303,237 of non-consolidated operating and corporate expenses for the six months ended June 30, 1996, consisting principally of $100,478 of accounting and legal fees, $145,701 of salaries and consultants fees, and $31,250 of recruiting fees. The reduction in costs from 1996 to 1997 reflects the decision of Hariston's management and Board to seek a buyer for the multimedia software operations and accordingly minimize corporate development activities at the Educorp Multimedia level. Additionally, the 1996 figure includes legal and accounting costs incurred to effect the January 1, 1996 acquisition of the operations of HighText Publications, Inc. There are no comparable 1995 figures as Educorp's predecessor, CD-Soft Corporation, was incorporated in June 1995.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

Hariston incurred $631,531 of non-consolidated operating and corporate expenses during the first six months of 1997, compared to $575,637 for the same period of 1996 and $732,000 for the same period of 1995.

The majority of Hariston's non-consolidated operating and corporate expenses for the first six months of 1997 were $212,837 of salaries and consultants fees, $180,451 of legal fees, $68,553 of accounting, audit and tax return preparation fees, $46,536 of shareholder communications costs, $36,199 of insurance costs, $9,387 of office rent, $10,984 of directors fees and $25,778 of travel costs.

By comparison, the majority of Hariston's non-consolidated operating and corporate expenses during the first six months of 1996 were $147,461 of salaries and consultants fees, $121,611 of legal fees, $96,995 of accounting, audit and tax return preparation fees, $64,589 of shareholder communications costs, $40,688 of insurance costs, $38,949 of office rent, $14,821 of directors fees and $21,517 of travel costs.

Salaries and consultants costs were lower in 1996 than 1997 principally due to the allocation of certain salaries in 1996 to Educorp. Legal fees were higher in 1997 than 1996 principally due to fees incurred with respect to the uncompleted purchase of the aerospace products manufacturer and sale of the multimedia software operations to Legacy.

EuroEastern incurred $54,716 of operating and corporate expenses for the six months ended June 30, 1997, consisting principally of $34,875 of consultant's fees including travel costs reimbursement, $5,049 of secretarial fees and $10,250 of office rent. During the same period of 1996, EuroEastern incurred $60,456 of operating and corporate expenses, consisting principally of $32,580 of consultants fees, $4,208 of secretarial fees and $18,186 of office rent. There are no 1995 comparable figures for EuroEastern as it was incorporated in October, 1995. The reduction in EuroEastern's operating and corporate expenses from 1996 to 1997 primarily reflects the winding down of its operations


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

The Company incurred a consolidated net loss of $463,089 for the three months ended June 30, 1997 as compared to $1,214,285 for the three months ended June 30, 1996. Excluding the $242,984 gain realized from the sale of PLI shares in the second quarter and an associated foreign exchange loss of $2,066, the Company incurred a consolidated net loss of $704,007 for the second quarter of 1997. Of this $704,007 loss, $309,953 was attributable to Educorp and its subsidiaries, $378,065 to Hariston and $15,989 to EuroEastern. Of the $309,953 loss attributable to the Company's multimedia software operations, $222,631 arose from the Direct operations and $50,261 from the HighText operations. The $37,061 remainder was due to operating and corporate expenses incurred at the Educorp level.

Of the $1,214,285 second quarter 1996 loss, $884,414 was attributable to Educorp Multimedia and its subsidiaries, $304,004 to Hariston, and $25,867 to EuroEastern. Of the $884,414 loss attributable to the Company's multimedia software operations, $358,488 arose from the Direct operations and $230,778 from the HighText operations. The $294,769 remainder was due to operating and corporate expenses incurred at the Educorp level.

An analysis of the results is presented below, presenting 1996 comparatives as well as 1995 comparatives where available.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


EDUCORP DIRECT

Direct generated revenues of $768,007 for the three months ended June 30, 1997, comprised of $566,608 from retail sales to end-users, $201,364 from sales to dealers and $35 from software royalties. By comparison, Direct generated revenues of $1,249,450 for the second quarter of 1996, comprised of $999,346 from retail sales to end-users, $250,080 from sales to dealers, and $24 from software royalties.

Direct realized a gross profit of $182,144 for the three months ended June 30, 1997, as compared to $322,990 for the second quarter of 1996. Direct incurred a second quarter 1997 loss before interest, depreciation and amortization of $96,863 and a net loss after these items of $222,631, as compared to a second quarter 1996 loss before interest, depreciation and amortization of $127,671, and a net loss after these items of $358,488.

         RETAIL SOFTWARE SALES

Retail software sales for the quarter ended June 30, 1997 of $566,608 declined 43% relative to retail software sales of $999,346 for the same period of 1996. Comparable period 1995 sales were $1,335,389. The primary reasons for the decline in 1997 versus 1996 sales were, first, the low number of catalogs in circulation (200,000 catalogs were mailed in the second quarter of 1997 versus 250,000 in the same period of 1996), and second an 83% decline in international retail sales. Additionally, Direct experienced a decline in the average realized CD-ROM retail price. Other factors adversely affecting sales included the slowdown in the software industry in general, and with respect to sales of Macintosh CD-ROM titles, the widely publicized problems at Apple Computer.

International retail software sales were $25,796 or 5% of total retail sales for the three months ended June 30, 1997 as compared to $153,258 or 15% of total retail sales for the second quarter of 1996 (and $180,172 or 13% of total retail sales for the comparable period of 1995). The 83% decline in international retail sales during the second quarter of 1997 as compared to the second quarter of 1996 was primarily due to first, a significant curtailment in catalog mailings to international addresses, and second, the increased availability of foreign language CD-ROM titles in foreign countries causing reduced demand for U.S. sourced English language versions of the same or equivalent titles.

         DEALER SOFTWARE SALES

Dealer software sales for the quarter ended June 30, 1997 of $201,364 declined 19% relative to dealer software sales of $250,080 for the same period of 1996. Comparable period 1995 sales were $507,780. The decline in same period sales from 1996 to 1997 reflects primarily first, a 60% decline in international dealer software sales, and second, the decrease in the average CD-ROM dealer price realized by Direct.

International dealer software sales were $72,000 or 36% of total software sales to dealers for the second quarter of 1997, as compared to 181,553 or 73% of total software sales to dealers for the three months ended June 30, 1996 (and $373,326 or 74% for the comparable period of 1995). The 60% decline in international dealer software sales from 1996 to 1997 reflects first, a number of foreign dealers going out of business in the last quarter of 1996 and first quarter of 1997, and second, a continuation of the trend towards smaller international order sizes due to an increasing number of publishers seeking direct distribution to foreign dealers.

         GROSS PROFIT

Direct realized a gross profit of $182,144 for the quarter ended June 30, 1997, representing 24% of revenues. This compares to $322,990 or 26% of revenues for the same period of 1996. The decline in gross margin from 1996 to 1997 primarily reflects the lower realized prices per title as a result of increased competition.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


         OPERATING AND CORPORATE EXPENSES

Operating and corporate expenses were $384,727 for the quarter ended June 30, 1997, representing 50% of total revenues for the period. This compares to $684,554 or 55% of revenues for the quarter ended June 30, 1996. These figures include amortization of goodwill and other intangibles arising from the August 25, 1995 acquisition of the Direct operations. After adjusting for this amortization, operating and corporate expenses were $295,570 or 38% of revenues for second quarter of 1997, compared to $464,539 or 37% of revenues for the second quarter of 1996.


HIGHTEXT INTERACTIVE

HighText generated revenues of $21,928 for the three months ended June 30, 1997 as compared to $115,191 for the three months ended June 30, 1996. All of the $21,928 figure for 1997 was comprised of sales to dealers. Of the $115,191 figure for 1996, $50,996 arose from retail sales to end-users, $43,933 from sales to dealers, and $20,262 from technical documentation fees.

HighText realized a gross profit of $2,264 for the second quarter of 1997, and incurred a net loss of $37,061. During the second quarter of 1996, HighText realized a gross profit of $53,119 and incurred a net loss of $230,778.

         SOFTWARE SALES

Software sales for the quarter ended June 30, 1997 were $21,928, a 49% increase over software sales of $14,733 for the same period of 1996. Comparable results for 1995 are not available.

The $21,928 figure comprises sales to dealers. By comparison, the $14,733 figure consisted of $6,923 sales to end-users and $7,810 sales to dealers.

         BOOK SALES

No book sales were made in the second quarter of 1997 as the book publishing operations were sold effective January 31, 1997. Book sales during the second quarter of 1996 were $80,196, consisting of $41,009 retail sales to end-users and $39,187 sales to dealers.

         OPERATING AND CORPORATE EXPENSES

The most significant components of HighText's $38,293 of operating and corporate expenses for the second quarter of 1997 were salary and consultants costs totaling $13,010, goodwill amortization of $12,683 and rent expense of $6,345. By comparison, HighText incurred $282,135 of operating and corporate expenses for the quarter ended June 30, 1996, consisting principally of salary and consultants costs of $124,409, marketing and trade show costs of $91,912, and goodwill amortization expense of $18,486. HighText expensed the costs of developing new software and book titles as they were incurred.

The reduction in operating and corporate expenses from 1996 to 1997 primarily reflects the winding down of HighText's operations.


EDUCORP MULTIMEDIA OPERATING AND CORPORATE EXPENSES

The majority of Educorp's $37,061 of non-consolidated operating and corporate expenses for the second quarter of 1997 were consultants fees and franchise tax. By comparison, Educorp incurred $295,148 of non-consolidated operating and corporate expenses for the second quarter of 1996, consisting principally of salaries and consultants fees, recruiting fees, and legal and accounting costs. The consultants fees in both years were largely attributable to contractual obligations arising from the August 25, 1995 purchase of the Direct operations. The recruiting fees in 1996 were attributable to the building of a management structure. The legal and accounting costs in 1996 were incurred in connection with the January 1, 1996 acquisition of HighText. There are no 1995 comparable figures for Educorp as its predecessor, CD-Soft Corporation, was incorporated in June 1995.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


The reduction in operating and corporate expenses from 1996 to 1997 primarily reflects the winding down of Educorp's activities.


HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

Hariston incurred $405,715 of non-consolidated operating and corporate expenses during the second quarter of 1997, compared to $259,160 for the same period of 1996 and $415,271 for the same period of 1995.

The majority of Hariston's non-consolidated operating and corporate expenses for the second quarter of 1997 were $113,184 of salaries and consultants fees, $132,346 of legal fees, $48,730 of accounting, audit and tax return preparation fees, $38,532 of shareholder communications costs, $15,806 of insurance costs, $6,430 of office rent, $5,045 of directors fees and $23,197 of travel costs.

The majority of Hariston's non-consolidated operating and corporate expenses for the second quarter of 1996 were $72,907 of legal fees, $74,656 of accounting, audit and tax return preparation fees, $47,873 of shareholder communications costs, $14,453 of insurance costs, $17,967 of office rent, $6,599 of directors fees and $18,859 of travel costs. Salaries and consultants fees of approximately $110,000 were incurred prior to the allocation of a portion of these costs to Educorp.

The large increase in legal costs from 1996 to 1997 reflects significant costs incurred with respect to the negotiations for the sale of the multimedia software operations to Legacy and the purchase of the aerospace products manufacturer.

The majority of EuroEastern's non-consolidated operating and corporate expenses, totaling $15,988 in the second quarter of 1997 as compared to $25,867 in the second quarter of 1996, were salary, consultant's fees and travel costs. There are no 1995 comparable figures for EuroEastern as it was incorporated in October, 1995. The reduction in EuroEastern's operating and corporate expenses from 1996 to 1997 primarily reflects the winding down of its activities.


INVESTMENTS

POLISH LIFE IMPROVEMENT S.A.

PLI is a Kielce, Poland based company formed in February 1993 for the purpose of engaging in various retail businesses in Poland. PLI is a retail operator of home improvement stores and was also previously the operator of a chain of supermarkets. Hariston co-founded PLI and initially held a controlling interest in it. In December 1994 PLI completed its initial public offering and on February 5, 1996 PLI's shares began trading on the parallel market to the Warsaw Stock Exchange. Due to private and public market sales of its PLI shares in 1994 and 1996 and dilution associated with PLI's public offering, as of December 31, 1996 Hariston owned 1,820,000 PLI common shares or a 25.8% interest in PLI. During the first quarter of 1997 Hariston sold 1,500,000 PLI shares in private transactions and a further 260,000 PLI shares in public trades, realizing proceeds of approximately $6,522,000 including $1.5 million in short-term notes receivable of which $500,000 had been received in cash by quarter's end. The $1 million in short-term notes receivable remaining are due in two $500,000 installments to be received in September 1997 and March 1998. In the second quarter of 1997 Hariston sold its remaining 60,566 PLI shares for proceeds of approximately $275,000.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


MADISON HOLDINGS LIMITED

Madison was formerly a Burlington, Ontario based supplier of proprietary home medical products. Madison is currently a Toronto, Ontario based shell company whose shares are eligible for trading on the Canadian Dealing Network, an over-the-counter market affiliated with the Toronto Stock Exchange, subject to Madison first acquiring an operating business. Madison's shares last traded in January 1996. Hariston owns 233,591 Madison common shares or an 8.6% interest in that company. In January 1996 Madison's secured creditors seized its assets, leaving Madison with no significant assets other than its publicly traded status and several million dollars of tax loss balances. Madison's management have informed Hariston that they are currently negotiating to acquire an operating business. Such an acquisition is likely to be made through the issuance of a substantial number of shares from treasury. There is no assurance that Madison will be successful in its endeavor to acquire an operating business.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997 the Company had cash balances of $3,683,449, a working capital ratio of 2.85 and a debt/equity ratio of 0.36. This compares favorably with June 30, 1996 cash of $203,877, working capital ratio of 0.34 and a debt/equity ratio of 1.77. The Company's principal capital requirements include working capital to finance the multimedia software operations until they can be sold, and costs which may be incurred in connection with the acquisition of businesses in the future.

Historically, the Company has also required capital to finance operating losses, having incurred operating losses in each year after 1990. As of June 30, 1997 the Company had an accumulated deficit of $26,522,253, as compared to an accumulated deficit of $27,634,519 at June 30, 1996.

From January 1 to July 31, 1997 the Company advanced $242,287 to fund the working capital needs of the multimedia software operations. Additionally, the Company made payments totaling $154,104 with respect to repayment of principal and interest on debt originally incurred in June 1996 to provide working capital to the multimedia software operations.

Based on historical results and management's expectations for future operations and events, the Company expects that the multimedia software operations will not require significant further capital infusion before sale. However, there is no assurance that a significant capital infusion will not be required to effect a sale. There is additionally no assurance that a sale may be arranged on terms acceptable to the Company, or at all.

The ability of the Company to continue to effectively manage its working capital is dependent upon a number of factors, including but not limited to competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's operations, access to investment capital and the Company's ability to conclude transactions on terms favorable to the Company.


SEASONALITY OF BUSINESS

Historically, the multimedia software operations have been subject to a seasonal effect during the "back to school" and year-end holiday buying seasons, commencing in August and peaking during the period November through January. Management expects that this seasonal effect will continue to have an impact on the multimedia software operations for the foreseeable future.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking information, which may include but is not limited to information concerning the Company's business strategies, financing plans and the proposed sale of the multimedia software operations. These forward-looking statements are subject to risks and uncertainties, including uncertainty as to whether the proposed sale of the multimedia software operations will occur, uncertainty as to whether the Company will be able to locate and acquire a business meeting the Company's selection criteria, risks and uncertainties as to the Company's projected cash flows and cash requirements, risks and uncertainty as to whether the Company will be able to raise any necessary financing on fair or favorable terms or at all, risk and uncertainty as to the Company's ability to recruit and retain qualified personnel, and risk and uncertainty as to other factors that could cause actual results to differ from those projected.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the quarter ended June 30, 1997 the Company did not submit any matters to a vote of the Company's shareholders.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

         Exhibit 27 Financial Data Schedule


         (b)     Reports on Form 8-K:  None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HARISTON CORPORATION


Dated:  August 14, 1997                    By:     L. JAMES PORTER
                                              ---------------------------------
                                                   L. James Porter, Chief
                                                   Financial Officer (duly
                                                   authorized officer)


Dated:  August 14, 1997                    By:     /S/ L. JAMES PORTER
                                              ---------------------------------
                                                   L. James Porter, Chief
                                                   Financial Officer (Principal
                                                   Financial Officer and
                                                   Principal Accounting
                                                   Officer)