Form 10-Q
period 1997-09-30
HARISTON CORP
filed 1997-11-19
CIK 781885

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

          AS OF NOVEMBER 19, 1997, 12,663,113 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The unaudited Consolidated Statements of Income, Loss and Deficit for the three and nine month periods ended September 30, 1997 and September 30, 1996, the unaudited Consolidated Statements of Changes in Financial Position for the nine month periods ended September 30, 1997 and September 30, 1996 and the unaudited Consolidated Balance Sheets as at September 30, 1997 and December 31, 1996, of Hariston Corporation ("Hariston" or the "Company") follow.

                              HARISTON CORPORATION




CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


                                                                  SEPTEMBER 30    DECEMBER 31
                                                                       1997           1996
===============================================================================================
ASSETS
       Current assets
         Cash and cash equivalents                                   $  3,828       $  2,805
         Short-term notes receivable                                      500              -
         Receivables                                                      169            421
         Inventory                                                         96            559
         Prepaids                                                          49            207
-----------------------------------------------------------------------------------------------
                                                                        4,642          3,992

       Investments  (Note 12)                                               7          1,216
       Furniture and equipment                                            215            363
       Goodwill, licenses, mailing lists, and other intangibles         1,073          2,339
-----------------------------------------------------------------------------------------------
                                                                        1,295          3,918
-----------------------------------------------------------------------------------------------
                                                                     $  5,937       $  7,910
===============================================================================================


LIABILITIES
       Current
         Payables and accruals                                       $  1,516       $  2,349
         Deferred revenue                                                   -            113
         Current portion of term debt                                     169          3,539
-----------------------------------------------------------------------------------------------
                                                                        1,685          6,001

       Term debt                                                          127            201
       Put Option                                                           -            300
-----------------------------------------------------------------------------------------------
                                                                          127            501
-----------------------------------------------------------------------------------------------
                                                                        1,812          6,502

SHAREHOLDERS' EQUITY
       Capital stock                                                   31,999         31,999
       Deficit                                                        (27,874)       (30,591)
-----------------------------------------------------------------------------------------------
                                                                        4,125          1,408
-----------------------------------------------------------------------------------------------
                                                                     $  5,937       $  7,910
===============================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements

                              HARISTON CORPORATION




CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)


3 MONTHS ENDED SEPTEMBER 30                                                    1997               1996
============================================================================================================
REVENUES
       Software sales                                                      $        297       $      1,246
       Book sales                                                                     -                151
       Software royalties and license fees                                            7                  1
------------------------------------------------------------------------------------------------------------
                                                                                    304              1,398
------------------------------------------------------------------------------------------------------------
COST OF SALES
       Direct cost of sales                                                         222                944
       Royalties                                                                      3                 30
------------------------------------------------------------------------------------------------------------
                                                                                    225                974
------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                         79                424
------------------------------------------------------------------------------------------------------------
OPERATING AND CORPORATE EXPENSES
       Administration, office and travel                                            166                104
       Consultants and directors fees, salaries and employee benefits               381                641
       Accounting, legal and other professional fees                                 84                134
       Marketing, catalog and trade show costs (recovery)                           (31)               395
       Depreciation and amortization                                                152                309
       Rent                                                                          19                 44
------------------------------------------------------------------------------------------------------------
                                                                                    771              1,627
------------------------------------------------------------------------------------------------------------
                                                                                   (692)            (1,203)
------------------------------------------------------------------------------------------------------------
OTHER
       Net interest income (expense)                                                 29                (81)
       Write-down of goodwill and other intangibles                                (744)                 -
       Net loss on disposal of furniture and equipment                               (9)                 -
       Net gain on sale of PLI shares                                                 -                514
       Provision for loss on settlement of note receivable                            -               (179)
       Foreign exchange gain                                                         57                  -
       Other                                                                          8                 (2)
------------------------------------------------------------------------------------------------------------
                                                                                   (659)               252
------------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                              (1,351)              (951)
------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note 11)
Oil and gas working and royalty interests                                             -                 (3)
------------------------------------------------------------------------------------------------------------
                                                                                      -                 (3)
------------------------------------------------------------------------------------------------------------
NET LOSS                                                                   $     (1,351)      $       (954)
DEFICIT, beginning of period                                                    (26,522)           (27,635)
------------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                                     $    (27,873)      $    (28,589)
============================================================================================================
BASIC LOSS PER SHARE (Note 10)                                             $      (0.11)      $      (0.08)
Shares used in basic computation                                             12,663,113         11,515,287
FULLY DILUTED LOSS PER SHARE (Note 10)                                     $      (0.11)      $      (0.08)
Shares used in fully diluted computation                                     12,663,113         11,515,287
============================================================================================================



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                              HARISTON CORPORATION




CONSOLIDATED STATEMENTS OF INCOME, LOSS AND DEFICIT (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)


9 MONTHS ENDED SEPTEMBER 30                                                    1997               1996
============================================================================================================
REVENUES
       Software sales                                                      $      1,970       $      4,176
       Book sales                                                                    17                319
       Software royalties and license fees                                           14                 80
       Other                                                                          -                 20
------------------------------------------------------------------------------------------------------------
                                                                                  2,001              4,595
------------------------------------------------------------------------------------------------------------
COST OF SALES
       Direct cost of sales                                                       1,368              3,095
       Royalties                                                                     27                117
------------------------------------------------------------------------------------------------------------
                                                                                  1,395              3,212
------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                                        606              1,383
------------------------------------------------------------------------------------------------------------
OPERATING AND CORPORATE EXPENSES
       Administration, office and travel                                            497                504
       Consultants and directors fees, salaries and employee benefits             1,230              1,831
       Accounting, legal and other professional fees                                362                471
       Marketing, catalog and trade show costs                                       84                697
       Depreciation and amortization                                                469                826
       Rent                                                                          78                148
------------------------------------------------------------------------------------------------------------
                                                                                  2,720              4,477
------------------------------------------------------------------------------------------------------------
                                                                                 (2,114)            (3,094)
------------------------------------------------------------------------------------------------------------
OTHER
       Net interest income (expense)                                                  5               (249)
       Write-down of goodwill and other intangibles                                (744)                 -
       Net loss on disposal of furniture and equipment                              (39)                 -
       Net gain on sale of PLI shares                                             5,571                573
       Provision for loss on settlement of note receivable                            -               (179)
       Foreign exchange gain                                                         27                  -
       Other                                                                         11                 12
------------------------------------------------------------------------------------------------------------
                                                                                  4,831                157
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                      2,717             (2,937)
------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note 11)
Oil and gas working and royalty interests                                             -                (26)
------------------------------------------------------------------------------------------------------------
                                                                                      -                (26)
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                          $      2,717       $     (2,963)
DEFICIT, beginning of period                                                    (30,591)           (25,626)
------------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                                     $    (27,874)      $    (28,589)
============================================================================================================
BASIC INCOME (LOSS) PER SHARE (Note 10)                                    $       0.21       $      (0.26)
Shares used in basic computation                                             12,663,113         11,421,313
FULLY DILUTED INCOME (LOSS) PER SHARE (Note 10)                            $       0.21       $      (0.26)
Shares used in fully diluted computation                                     12,663,113         11,421,313
============================================================================================================



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                              HARISTON CORPORATION




CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (UNAUDITED) (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)


9 MONTHS ENDED SEPTEMBER 30                                       1997          1996
========================================================================================
OPERATING ACTIVITIES
       Net income (loss) from continuing operations              $ 2,717       $(2,937)
       Non-cash items:
       Depreciation and amortization                                 469           826
       Write-down of goodwill and other intangibles                  744             -
       Gain on sale of PLI shares                                 (5,571)         (573)
       Net loss on disposal of furniture and equipment                39             -
       Provision for loss on settlement of note receivable             -           179
----------------------------------------------------------------------------------------
                                                                  (1,602)       (2,505)
       Net increase in non-cash working capital items                (73)         (178)
----------------------------------------------------------------------------------------
       CASH USED FOR CONTINUING OPERATIONS                        (1,675)       (2,683)
----------------------------------------------------------------------------------------
       Net loss from discontinued operations (Note 11)                 -           (26)
       Non-cash items:
       Provision for costs of disposition                              -            26
----------------------------------------------------------------------------------------
       CASH PROVIDED BY DISCONTINUED OPERATIONS                        -             -
----------------------------------------------------------------------------------------
       CASH USED FOR OPERATING ACTIVITIES                         (1,675)       (2,683)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Net term debt (payments) issuances                         (3,473)          534
       Amount paid upon exercise of put option                      (175)            -
       Issuance of common stock                                        -         2,113
----------------------------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           (3,648)        2,647
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Acquisition of HighText multimedia software business            -          (641)
       Net sale (purchase) of other assets                            50           (97)
       Issuance of notes receivable                                 (500)            -
       Net proceeds from sale of PLI shares                        6,796           670
       Purchase of Madison shares                                      -            (7)
----------------------------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES            6,346           (75)
----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                    1,023          (111)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,805         1,419
----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 3,828       $ 1,308
========================================================================================



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                              HARISTON CORPORATION



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
9 MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

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

In the opinion of management, all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 1997, are of a normal recurring nature and have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of the Company, Hariston Corporation, and its wholly-owned subsidiaries, EuroEastern Investment Corp., Educorp Multimedia, Inc., Educorp Direct, Inc., and HighText Interactive, Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

                              HARISTON CORPORATION



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
9 MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

NOTE 3.  SUMMARY OF SECURITIES ISSUED DURING THE THIRD QUARTER

None.


NOTE 4.  SUMMARY OF OPTIONS GRANTED DURING THE THIRD QUARTER

None.


NOTE 5.  AUTHORIZED AND ISSUED SHARE CAPITAL AS OF SEPTEMBER 30, 1997

Class         Par Value        Authorized Number   Issued Number   Amount
--------------------------------------------------------------------------------
Common        None             Unlimited           12,663,113      $31,999,167


NOTE 6.  SHARES IN ESCROW OR SUBJECT TO POOLING AS OF SEPTEMBER 30, 1997

None.


NOTE 7.  LIST OF DIRECTORS AS OF SEPTEMBER 30, 1997

Nuno Brandolini   James P. Angus   Kevin R. McCarthy   Neil S. MacKenzie
L. James Porter (Chairman)

NOTE 8.  OPTIONS AND WARRANTS OUTSTANDING AS OF SEPTEMBER 30, 1997

                           Number of Shares     Exercise  Market Price      Option
OPTION ISSUE TYPE          under Vested Option  Price     on Date of Grant  Expiry Date
-----------------------------------------------------------------------------------------------
Employee options                   10,000         1.86         2.49         November 30, 1997
Employee options                   10,000         3.15         4.57         February 17, 1998
Director options                   20,000         3.53         4.57         March 31, 1998
-----------------------------------------------------------------------------------------------
Employee options                  180,000         1.25         1.25         July 17, 2003
Director options                   80,000         1.25         1.25         July 17, 2003
-----------------------------------------------------------------------------------------------
Employee options                  593,332         1.25         1.25         August 16, 2003
Director options                  160,000         1.25         1.25         August 16, 2003
-----------------------------------------------------------------------------------------------
                                1,053,332
                                ==========

                              HARISTON CORPORATION



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
9 MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

                                                     Exercise  Market Price      Warrant
WARRANT HOLDER                     Number of Shares  Price     on Date of Grant  Expiry Date
--------------------------------------------------------------------------------------------------
Near East Commercial Bank SAL           625,000         4.00         5.00        November 21,1997
Kinaro S.A.                             250,000         2.50         2.25        August 24, 2000
Neval Management Ltd.                   250,000         2.50         2.25        August 24, 2000
Privatim Finanz A.G.                    250,000         2.50         2.25        August 24, 2000
Zocal Foundation                        250,000         2.50         2.25        August 24, 2000
                                      ----------
                                      1,625,000
                                      ==========


NOTE 9.  RECONCILIATION TO U.S. GAAP

In certain respects, Canadian generally accepted accounting principles differ from U.S. generally accepted accounting principles. If U.S. GAAP were to be applied, the following difference would exist:

(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
NINE MONTHS ENDED SEPTEMBER 30                                1997                1996
Net income (loss) according to Canadian GAAP                $ 2,717             $ (2,963)
Non cash compensation expense                                     -                  (59)
--------------------------------------------------------------------------------------------
NET INCOME (LOSS) ACCORDING TO U.S. GAAP                    $ 2,717             $ (3,022)

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

                             HARISTON CORPORATION



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
9 MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

NOTE 11.  DISCONTINUED OPERATIONS

The Company is presently negotiating the sale of all or substantially all of its multimedia software operations. These operations are not separately reported as discontinued or held for sale in these interim consolidated financial statements due to these operations constituting the entire business of the Company at this time and these operations being financially dependent for their continued operation, until such time as they can be discontinued or sold, on funding provided by Hariston, the parent corporation.

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


NOTE 12.  INVESTMENTS

                                                                AMOUNT
                                                              -----------
Polish Life Improvement S.A
      1,820,566 shares owned as of December 31, 1996          $ 1,208,439
       1,760,000 shares sold January 1 to March 31, 1997       (1,167,382)
       60,566 shares sold April 1 to June 30, 1997                (41,057)
                                                              -----------
Madison Holdings Limited                                            7,304
                                                              -----------
Investments as of September 30, 1997                          $     7,304
                                                              ===========

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



OVERVIEW

During the third quarter of 1997 Hariston's management and Board continued their efforts to sell the Company's multimedia software operations. During the quarter, the financial position of the multimedia software operations continued to deteriorate such that the current value of these operations was reduced. Accordingly, as of September 30, 1997 the Company booked $744,294 of write-downs of intangible assets associated with the multimedia software operations.

During the quarter, the Company continued its efforts to curtail spending in its multimedia software operations, since these operations have been slated for sale or discontinuance. Staffing at Educorp Direct Inc. ("Direct") and HighText Interactive, Inc. ("HighText") was reduced from 14 persons at June 30, 1997 to 7 persons at September 30, 1997. Additionally, Direct vacated one-half of its previous premises, reducing its lease costs. Further, Direct severely curtailed its catalog mailings and inventory purchases.

During the quarter, the Company entered into a non-binding letter of intent to sell substantially all of the assets of HighText for proceeds of approximately $229,500, consisting of 150,000 shares of common stock of Byron Preiss Multimedia ("Preiss") subject to adjustment intended to provide $1.33 in proceeds per share for shares sold during the six months period beginning on the first anniversary of the closing of the sale of HighText, and the assumption by Preiss of up to $30,000 of liabilities. Preiss is a public company whose common shares trade on the Nasdaq SmallCap Market in the United States, under the symbol "CDRM". This sale transaction is currently anticipated to close in December 1997.

Subsequent to the quarter, in October 1997, Hariston entered into a non-binding letter of intent to sell substantially all of the assets, and transfer certain of the liabilities, of Direct for consideration to consist solely of a 15% equity interest in Arch Publishers Group, Inc. ("APG"), the purchaser. APG is a private company such that the valuation of the 15% equity interest is not determinable at this time. Completion of this sale transaction will require a further $75,000 cash infusion by Hariston into Direct and is subject to APG successfully negotiating terms with certain of Direct's trade creditors. This sale transaction is currently anticipated to close prior to the end of the first quarter of 1998.


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

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company earned consolidated net income of $2,716,994 for the nine months ended September 30, 1997 as compared to a net loss of $2,963,822 for the nine months ended September 30, 1996.

However, excluding a $5,571,441 gain from the sale of PLI shares and an associated foreign exchange gain of $27,498, the Company incurred a consolidated net loss of $2,881,945 for the nine months ended September 30, 1997. Of this loss, $1,949,644 was attributable to Educorp and its subsidiaries, $874,350 to Hariston, and $57,951 to EuroEastern. Of the $1,949,644 loss attributable to the Company's multimedia software operations, $1,552,034 arose from the Direct operations and $138,791 from the HighText operations. The $258,819 remainder was due to operating and corporate expenses incurred at the Educorp legal entity level. Excluding the $744,294 of intangible asset write-offs at the Direct level, Direct incurred a loss of $807,740.

Of the $2,963,822 loss incurred for the nine months ended September 30, 1996, $2,081,694 was attributable to Educorp and its subsidiaries, $778,002 to Hariston and $104,126 to EuroEastern. Of the $2,081,694 loss attributable to the Company's multimedia operations, $976,575 arose from the Direct operations, $610,340 from the HighText operations, and the $494,779 remainder was due to operating and corporate expenses incurred at the Educorp legal entity level.

An analysis of the results is presented below, presenting 1996 comparatives as well as 1995 comparatives where available.

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997.


EDUCORP DIRECT

Direct generated revenues of $1,934,907 for the nine months ended September 30, 1997, comprised of $1,476,989 from retail sales to end-users, $444,281 from sales to dealers and $13,637 from software royalties and license fees. By comparison, Direct generated revenues of $4,180,498 for the nine months ended September 30, 1996, comprised of $3,098,376 from retail sales to end-users, $1,001,848 from sales to dealers, and $80,274 from software royalties and license fees.

Direct realized a gross profit of $558,535 for the nine months ended September 30, 1997, incurred a loss for the period of $354,596 before write-offs, interest, depreciation and amortization, and incurred a net loss after these items of $1,552,034. By comparison, Direct realized a gross profit of $1,218,349 for the nine months ended September 30, 1996, incurred a loss for the period of $281,168 before write-offs, interest, depreciation and amortization, and incurred a net loss after these items of $976,575.

        RETAIL SOFTWARE SALES
Retail software sales for the nine months ended September 30, 1997 of $1,476,989 declined 52% relative to retail software sales of $3,098,299 for the same period of 1996. Comparable period 1995 sales were $3,618,299.The primary reasons for the decline in 1997 versus 1996 sales were first, a 49% decline in the number of catalogs in circulation (550,000 catalogs were mailed in 1997 versus 1,080,000 in the same period of 1996), second, an 84% decline in international retail sales, and third, a 12% decline in the average CD-ROM retail price realized by Direct in 1997 compared with the same period of 1996, $26.22 as compared to $29.80 in the same period of 1996 (and $34.56 in 1995). The industry sales environment also remained extremely competitive during the first nine months of 1997, and the ongoing difficulties at Apple Computer continued to depress sales of Macintosh CD-ROM titles.

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



International retail software sales for the first nine months of 1997 were $85,309 or 6% of total retail sales, as compared to $525,754 or 17% of total retail sales for the nine months ended September 30, 1996 (and $524,487 or 15% of total retail sales for the comparable period of 1995). The 84% decline in international retail software sales during the first nine months of 1997 as compared to the same period of 1996 was primarily due to first, severe curtailment in catalog mailings to international addresses (a cost minimization measure), and second, the increased availability of foreign language CD-ROM titles in foreign countries causing reduced demand for U.S. sourced English language versions of the same or equivalent titles.

        DEALER SOFTWARE SALES
Dealer software sales for the nine months ended September 30, 1997 of $444,281 declined 56% relative to dealer software sales of $1,001,848 for the same period of 1996. Comparable period 1995 sales were $1,586,570. The decline in same period sales from 1996 to 1997 primarily reflects first, a 73% decline in international dealer software sales, and second, a 10% decrease in the average CD-ROM dealer price realized by Direct. The average CD-ROM price realized was $24.20 for the nine months ended September 30, 1997 as compared to $26.90 for the same period of 1996 (and $30.85 for the same period of 1995).

International dealer software sales were $223,229 or 50% of total software sales to dealers for the nine months ended September 30, 1997, as compared to $813,822 or 81% of total software sales to dealers for the nine months ended September 30, 1996 (and $1,198,094 or 76% for the same period of 1995). The 73% decline in international dealer software sales for the nine months ended September 30, 1997 compared to the same period of 1996 primarily reflects first, a number of dealers going out of business in the last quarter of 1996 and first quarter of 1997, second, a continuation of the trend to smaller international order sizes due to an increasing number of publishers seeking direct distribution to foreign dealers, and third, some constraint on Direct's ability to fill third quarter orders due to a curtailment in its inventory purchases during the quarter.

        ROYALTIES AND LICENSE FEES
Royalties and license fees of $13,637 for the nine months ended September 30, 1997 decreased 83% from the $80,274 figure earned for the nine months ended September 30, 1996 (as compared to $334,120 for the same period of 1995). The primary reason for the year over year decrease was the expiration during early 1996 of a bundling license with Apple Computer. Under the terms of the license, Apple had bundled educational software titles published by the Company with sales of certain computers.

        GROSS PROFIT
Direct realized a gross profit of $558,535 for the nine months ended September 30, 1997, representing 29% of revenues. This compares to $1,218,349 or 29% of revenues for the same period of 1996.

        OPERATING AND CORPORATE EXPENSES
Operating and corporate expenses were $1,336,027 for the nine months ended September 30, 1997, representing 69% of total revenues for the period. This compares to $2,189,324 or 52% of revenues for the nine months ended September 30, 1996. The increase in operating and corporate expenses as a percentage of revenues in 1997 as compared to 1996 reflects primarily the high level of discretionary fixed costs and overhead costs in the Direct operation. Steps were progressively taken to reduce these costs, primarily through staffing cuts, during 1997, but at a slower pace than the rate at which revenues declined.


HIGHTEXT INTERACTIVE

HighText generated revenues of $66,891 for the nine months ended September 30, 1997 as compared to $414,730 for the nine months ended September 30, 1996. Of the $66,891 figure for 1997, $3,352 was from retail sales to end-users and $63,539 was from sales to dealers. Of the $414,730 figure for 1996, $115,933 was from retail sales to end-users, $278,535 from sales to dealers, and $20,262 from technical documentation fees.

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



HighText realized a gross profit of $47,745 for the nine months ended September 30, 1997, and incurred a net loss of $138,791. During the same period of 1996, HighText realized a gross profit of $164,562 and incurred a net loss of $610,340.

        SOFTWARE SALES
Software sales for the nine months ended September 30, 1997 were $49,239, a 35% decrease from software sales of $75,529 for the same period of 1996.

The $49,239 figure for 1997 was comprised of $524 sales to end-users and $48,715 sales to dealers. By comparison, the $75,529 figure for 1996 was comprised of $35,799 sales to end-users and $39,730 sales to dealers. While dealer sales increased by 22% from 1996 to 1997, end-user sales declined 99% reflecting the fact that HighText has operated without the capability to market its product to end-users for substantially all of 1997 to date.

HighText realized an average CD-ROM price of $19.43 during the first nine months of 1997, as compared to $21.59 in the same period of 1996.

HighText's first CD-ROM title was published in May 1995 followed by two additional titles in November 1995. A suite of additional titles in the CrashCourse(TM) series were developed over the course of 1996. Title development ceased in the first quarter of 1997 when Hariston's management and Board made the decision to lay off substantially all of HighText's employees (a cost minimization measure). HighText has the following completed CD-ROM software titles available for sale as part of its CrashCourse (TM) product series:
Algebra 1 (Win version), PreCalculus (Win version) Differential Calculus (Win and Mac versions), Integral Calculus (Win and Mac versions), Easy Statistics (Win and Mac hybrid), Statistics 2 (Win version), Basic Accounting (Win and Mac version), Personal Finance (Win version) and Introductory Physics (Win version).

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

Book sales for the period January 1 to January 31, 1997 were $17,652, consisting of $2,828 retail sales to end-users and $14,824 sales to dealers. During the first nine months of 1996, book sales were $318,939, consisting of $80,134 retail sales to end-users and $238,805 sales to dealers. By comparison, for the nine months ended September 30, 1995 book sales were $303,706, consisting of $202,659 retail sales to end-users and $101,047 sales to dealers.

HighText published its first book title in June, 1991. As of December 31, 1996, HighText had published sixteen book titles. During the period January 1 to January 31, 1997 HighText published no new book titles.

        OPERATING AND CORPORATE EXPENSES
The most significant components of HighText's $171,504 of operating and corporate expenses for the nine months ended September 30, 1997 were salary and consultants costs totaling $86,934, depreciation and

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



amortization of $40,419 and rent expense of $15,234. By comparison, HighText incurred $771,102 of operating and corporate expenses for the nine months ended September 30, 1996, consisting principally of salary and consultants costs totaling $331,014, marketing and trade show costs of $227,811, depreciation and amortization of $116,103 and rent expense of $27,228. HighText expensed the costs of developing new software and book titles as they were incurred. During the period January 1 to September 30, 1996 HighText had fourteen software and four book titles under development.

The reduction in operating and corporate expenses from 1996 to 1997 primarily reflects the winding down of substantially all of HighText's operations in the first quarter of 1997.


EDUCORP MULTIMEDIA OPERATING AND CORPORATE EXPENSES

Educorp incurred $241,578 of non-consolidated operating and corporate expenses for the nine months ended September 30, 1997, consisting principally of $230,441 of consultants fees. By comparison, Educorp incurred $487,057 of non-consolidated operating and corporate expenses for the nine months ended September 30, 1996, consisting principally of $314,196 of salaries and consultants fees, $101,849 of accounting and legal fees and $31,250 of recruiting fees. The reduction in costs from 1996 to 1997 reflects the decision of Hariston's management and Board to seek a buyer for the multimedia software operations and accordingly minimize corporate development activities at the Educorp level. Additionally, substantially all of the 1997 consulting fees expense at the Educorp level results from a contractual obligation that arose in connection with the August 25, 1995 purchase of the Direct operations.


HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

Hariston incurred $923,822 of non-consolidated operating and corporate expenses during the nine months ended September 30, 1997, compared to $925,979 for the same period of 1996 and $885,000 for the same period of 1995.

The majority of Hariston's non-consolidated operating and corporate expenses for the nine months ended September 30, 1997 were $328,595 of salaries, directors fees and consultants fees, $211,099 of legal fees, $106,146 of accounting, audit and tax return preparation fees, $78,372 of shareholder communications costs, $52,005 of insurance costs, $11,112 of office rent and $53,681 of travel costs.

By comparison, the majority of Hariston's non-consolidated operating and corporate expenses during the comparable period of 1996 were $283,392 of salaries, directors fees and consultants fees, $215,824 of legal fees, $113,460 of accounting, audit and tax return preparation fees, $108,606 of shareholder communications costs, $53,724 of insurance costs, $39,212 of office rent, $37,131 of travel costs.

Salaries and consultants costs were lower in 1996 than 1997 principally due to the allocation of certain salaries in 1996 to Educorp.

EuroEastern incurred $57,951 of operating and corporate expenses for the nine months ended September 30, 1997, consisting principally of $37,875 of consultant's fees including travel costs reimbursement, $5,049 of secretarial fees and $10,250 of office rent. During the same period of 1996, EuroEastern incurred $104,126 of operating and corporate expenses, consisting principally of $50,647 of consultants fees including travel costs reimbursement, $14,306 of secretarial fees and $31,852 of office rent. There are no 1995 comparable figures for EuroEastern as it was incorporated in October, 1995. The reduction in EuroEastern's operating and corporate expenses from 1996 to 1997 primarily reflects the winding down of its operations in connection with the sale by Hariston of the last of its shares in PLI. It is not anticipated that EuroEastern will be used for any purpose going forward.

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The Company incurred a consolidated net loss of $1,351,731 for the three months ended September 30, 1997 as compared to $954,287 for the three months ended September 30, 1996. Excluding the $744,294 write-off of intangibles assets taken by Direct, the Company incurred a consolidated net loss of $607,437 for the third quarter of 1997. Of this $607,437 loss, $421,847 was attributable to Educorp and its subsidiaries, $182,355 to Hariston and $3,235 to EuroEastern. Of the $421,847 loss attributable to the Company's multimedia software operations, $247,879 arose from the Direct operations and $7,994 from the HighText operations. The $165,974 remainder was due to operating and corporate expenses incurred at the Educorp level.

Of the $954,287 third quarter 1996 loss, $823,382 was attributable to Educorp and its subsidiaries, $87,235 to Hariston, and $43,670 to EuroEastern. Of the $823,382 loss attributable to the Company's multimedia software operations, $358,656 arose from the Direct operations and $273,183 from the HighText operations. The $191,543 remainder was due to operating and corporate expenses incurred at the Educorp level.

An analysis of the results is presented below, presenting 1996 comparatives as well as 1995 comparatives where available.

The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the three months ended December 31, 1997.


EDUCORP DIRECT

Direct generated revenues of $292,679 for the three months ended September 30, 1997, comprised of $258,783 from retail sales to end-users, $26,554 from sales to dealers and $7,342 from software royalties and license fees. By comparison, Direct generated revenues of $1,199,412 for the third quarter of 1996, comprised of $875,474 from retail sales to end-users, $322,436 from sales to dealers, and $1,502 from software royalties and license fees.

Direct realized a gross profit of $65,897 for the three months ended September 30, 1997, as compared to $362,615 for the third quarter of 1996. Direct incurred a third quarter 1997 loss before write-offs, interest, depreciation and amortization of $92,682 and a net loss after these items of $992,173, as compared to a third quarter 1996 loss before write-offs, interest, depreciation and amortization of $125,459, and a net loss after these items of $358,656.

        RETAIL SOFTWARE SALES
Retail software sales for the quarter ended September 30, 1997 of $258,783 declined 70% relative to retail software sales of $875,474 for the same period of 1996. Comparable period 1995 sales were $1,034,993. The primary reasons for the decline in 1997 versus 1996 sales were, first, the low number of catalogs in circulation (no catalogs were mailed in the third quarter of 1997 versus 300,000 in the same period of 1996), second, an 89% decline in international retail sales and third, some constraint on Direct's ability to fill orders due to a significant curtailment in inventory purchases during the third quarter of 1997. Other factors adversely affecting sales included a decline in the average realized CD-ROM retail price and with respect to sales of Macintosh CD-ROM titles, the widely publicized problems at Apple Computer.

International retail software sales were $15,724 or 6% of total retail sales for the three months ended September 30, 1997 as compared to $146,955 or 17% of total retail sales for the third quarter of 1996 (and $153,378 or 15% of total retail sales for the comparable period of 1995). The 89% decline in

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



international retail sales during the third quarter of 1997 as compared to the third quarter of 1996 was primarily due to first, no catalog mailings being made to international addresses in the quarter and there being severely reduced catalog mailings to international addresses in the previous quarter, second, some constraint on Direct's ability to fill orders due to a significant curtailment in inventory purchases during the third quarter of 1997 and third, the increased availability of foreign language CD-ROM titles in foreign countries causing reduced demand for U.S. sourced English language versions of the same or equivalent titles.

        DEALER SOFTWARE SALES
Dealer software sales for the quarter ended September 30, 1997 of $26,554 declined 92% relative to dealer software sales of $322,436 for the same period of 1996. Comparable period 1995 sales were $489,632. This decline in same period sales from 1996 to 1997 reflects primarily first, a 95% decline in international dealer software sales, second, some constraint on Direct's ability to fill orders due to a significant curtailment in inventory purchases during the third quarter of 1997 and third, a continuation of the trend for publishers to sell directly to dealers. Other factors adversely affecting sales included a decline in the average realized CD-ROM dealer price and with respect to sales of Macintosh CD-ROM titles, the widely publicized problems at Apple Computer.

International dealer software sales were $12,870 or 48% of total software sales to dealers for the third quarter of 1997, as compared to $275,430 or 85% of total software sales to dealers for the three months ended September 30, 1996 (and $401,021 or 82% for the comparable period of 1995). The 95% decline in international dealer software sales from 1996 to 1997 reflects first, a number of dealers going out of business in the last quarter of 1996 and first quarter of 1997, second, a continuation of the trend for publishers to sell directly to foreign dealers, and third, some constraints on Direct's ability to fill orders due to a significant curtailment in inventory purchases during the third quarter of 1997.

        GROSS PROFIT
Direct realized a gross profit of $65,897 for the quarter ended September 30, 1997, representing 23% of revenues. This compares to $362,615 or 30% of revenues for the same period of 1996. The decline in gross margin from 1996 to 1997 primarily reflects several bulk sales of old inventory for reduced prices during the third quarter of 1997.

        OPERATING AND CORPORATE EXPENSES
Operating and corporate expenses were $312,008 for the quarter ended September 30, 1997, representing 106% of revenues for the period. This compares to $714,675 or 60% of revenues for the quarter ended September 30, 1996. The increase in operating and corporate expenses as percentage of revenues from 1996 to 1997 primarily reflects Direct's high level of discretionary fixed costs and overhead costs relative to the revenues that Direct was able to realize for the quarter. While steps were progressively taken to reduce these costs, primarily through staffing cuts, during 1997, this occurred at a slower pace than the rate at which revenues declined.


HIGHTEXT INTERACTIVE

HighText generated revenues of $11,230 for the three months ended September 30, 1997 as compared to $199,629 for the three months ended September 30, 1996. All of the $11,230 figure for 1997 was comprised of sales to dealers. Of the $199,629 figure for 1996, $50,343 arose from retail sales to end-users and $149,286 from sales to dealers.

HighText realized a gross profit of $12,509 for the third quarter of 1997, and incurred a net loss of $7,994. During the third quarter of 1996, HighText realized a gross profit of $61,395 and incurred a net loss of $273,183.

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



        SOFTWARE SALES
Software sales for the quarter ended June 30, 1997 were $11,230, a 77% decline from software sales of $48,733 for the same period of 1996.

The $11,230 figure comprises sales to dealers. By comparison, the $48,733 figure consisted of $23,933 sales to end-users and $24,800 sales to dealers.

        BOOK SALES
No book sales were made in the third quarter of 1997 as the book publishing operations were sold effective January 31, 1997. Book sales during the third quarter of 1996 were $150,896, consisting of $29,474 retail sales to end-users and $121,422 sales to dealers.

        OPERATING AND CORPORATE EXPENSES
The most significant component of HighText's $19,703 of operating and corporate expenses for the third quarter of 1997 was depreciation and amortization of $14,404. By comparison, HighText incurred $334,193 of operating and corporate expenses for the quarter ended September 30, 1996, consisting principally of salary and consultants costs of $146,452, marketing and trade show costs of $85,906, and depreciation and amortization expense of $75,945. HighText expensed the costs of developing new software and book titles as they were incurred.

The reduction in operating and corporate expenses from 1996 to 1997 primarily reflects the winding down of substantially all of HighText's operations in the first quarter of 1997.


EDUCORP MULTIMEDIA OPERATING AND CORPORATE EXPENSES

The majority of Educorp's $157,401 of non-consolidated operating and corporate expenses for the third quarter of 1997 were consultants fees. By comparison, Educorp incurred $183,820 of non-consolidated operating and corporate expenses for the third quarter of 1996, consisting principally of salaries and consultants fees. The consultants fees in both years were largely attributable to contractual obligations arising from the August 25, 1995 purchase of the Direct operations.


HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

Hariston incurred $292,290 of non-consolidated operating and corporate expenses during the third quarter of 1997, compared to $350,342 for the same period of 1996.

The majority of Hariston's non-consolidated operating and corporate expenses for the third quarter of 1997 were $104,773 of salaries, directors fees and consultants fees, $76,476 of legal and accounting fees, $41,258 of shareholder communications costs, $27,904 of travel costs and $15,806 of insurance costs.

The majority of Hariston's non-consolidated operating and corporate expenses for the third quarter of 1996 were $112,907 of salaries, directors fees and consultants fees, $110,678 of legal and accounting fees, $48,596 of shareholder communications costs, $27,309 of travel costs and $13,035 of insurance costs.

EuroEastern incurred only $3,235 of non-consolidated operating and corporate expenses in the third quarter of 1997, as compared to $43,670 in the third quarter of 1996. The reduction in EuroEastern's operating and corporate expenses from 1996 to 1997 reflects the winding down of its activities.

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



INVESTMENTS

POLISH LIFE IMPROVEMENT S.A.

PLI is a Kielce, Poland based company engaged in the operation of home improvement stores. Hariston co-founded PLI in 1993 and initially held an 80% interest in it. In December 1994 PLI completed its initial public offering and on February 5, 1996 PLI's shares began trading on the parallel market to the Warsaw Stock Exchange. Due to private and public market sales of its PLI shares in 1994 and 1996 and dilution associated with PLI's public offering, as of December 31, 1996 Hariston owned 1,820,566 PLI common shares or a 25.8% interest in PLI. During the first quarter of 1997 Hariston sold 1,500,000 PLI shares in private transactions and a further 260,000 PLI shares in public trades, realizing proceeds of approximately $6,522,000 including a $1.5 million short-term note receivable. In the second quarter of 1997, Hariston sold its remaining 60,566 PLI shares for proceeds of approximately $275,000.

Payments totaling $1 million have been received on the short-term note receivable, leaving a $500,000 balance receivable as of the end of the third quarter. This remaining balance is due to be collected in March 1998.

MADISON HOLDINGS LIMITED

Madison is a Toronto, Ontario based company engaged in various marketing businesses. Hariston initially acquired a 31% interest in Madison in 1992. Due to limited share sales by Hariston in 1995, treasury share issuances by Madison in each year from 1993 to 1997, and a one for ten share consolidation that occurred in 1996, Hariston currently owns 233,591 Madison common shares representing less than a 3% interest in Madison. Trading in Madison's shares was suspended in January, 1996 when its secured creditors seized substantially all of its assets including ownership of its only operating subsidiary. Madison subsequently remained inactive until it acquired two operating businesses in the third quarter of 1997, both businesses engaged in marketing products to the home based business market. Madison is currently seeking approval for its shares to resume trading on the Canadian Dealing Network, an over-the-counter market affiliated with the Toronto Stock Exchange.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997 the Company had cash balances of $3,828,454, a working capital ratio of 2.76 and a debt/equity ratio of 0.44. This compares favorably with September 30, 1996 cash of $1,307,761, working capital ratio of 0.52 and a debt/equity ratio of 1.80. The Company's principal capital requirements include working capital to finance the multimedia software operations until they can be sold or discontinued, and costs which may be incurred in connection with the acquisition of businesses in the future.

Historically, the Company has also required capital to finance operating losses, having incurred operating losses in each year after 1990. As of September 30, 1997 the Company had an accumulated deficit of $27,873,987, as compared to an accumulated deficit of $28,588,806 at September 30, 1996.

From January 1 to November 15, 1997 the Company advanced $400,282 to fund the working capital needs of the multimedia software operations. Additionally, the Company made payments totaling $239,897 with respect to repayment of principal and interest on debt originally incurred in June 1996 to provide working capital to the multimedia software operations.

Based on historical results, the letters of intent to sell substantially all of the assets of the multimedia software operations, and management's expectations for future events, the Company does not expect that the multimedia software operations will require significant further capital infusion before sale or

                              HARISTON CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



discontinuance over and above the $75,000 cash infusion called for by the letter of intent with APG. However, there is no assurance that the multimedia software operations will be sold as proposed, or that a significant capital infusion will not be required to effect a sale or discontinuance.

The ability of the Company to continue to effectively manage its working capital is dependent upon a number of factors, including but not limited to: competitive conditions in the marketplace, general economic conditions, the efficiency of the Company's operations, access to investment capital and the Company's ability to conclude transactions on terms favorable to the Company.


SEASONALITY OF BUSINESS

Historically, the multimedia software operations have been subject to a seasonal effect during the "back to school" and year-end holiday buying seasons, commencing in August and peaking during the period November through January. Management expects that this seasonal effect will continue to have an impact on the multimedia software operations for the foreseeable future. However, the impact of this seasonal effect may not be significant relative to a number of other factors that affect the results of the multimedia software operations, such as the number of catalogs in circulation, the number of marketing, sales and order fulfillment personnel employed in the multimedia software operations and general competitive conditions in the industry.


FORWARD-LOOKING INFORMATION

This Quarterly Report includes forward-looking information, which may include but is not limited to information concerning the Company's business strategies, financing plans and the proposed sale or discontinuance of the multimedia software operations. These forward-looking statements are subject to risks and uncertainties, including uncertainty as to whether the proposed sale of the multimedia software operations will occur, uncertainty as to whether the Company will be able to locate and acquire a business meeting the Company's selection criteria, risks and uncertainties as to the Company's projected cash flows and cash requirements, risks and uncertainty as to whether the Company will be able to raise any necessary financing on fair or favorable terms or at all, risk and uncertainty as to the Company's ability to recruit and retain qualified personnel, and risk and uncertainty as to other factors that could cause actual results to differ from those projected.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         In August 1997, the Company received a documents demand from the British Columbia Securities Commission (the "BCSC"), which requires that the Company provide various records to the BCSC for use in connection with an investigation involving Reynolds Kendrick Stratton, Inc. ("RKS") and others. The Company is aware that the BCSC has sent similar demands to the Company's current and former auditors. Additionally, the Company's former U.S. legal counsel, and certain current and former officers have received subpoenas from the United States Securities and Exchange Commission (the "SEC"), requesting documents in connection with a related investigation. RKS and its successor, J.B. Oxford & Co. ("JBO"), were formerly market makers in the stock of the Company, and JBO remains one of the larger registered shareholders of the Company, holding approximately 934,508 shares of Common Stock, or approximately 7.4% of the issued and outstanding shares of Common Stock. The Company is cooperating with the BCSC and the SEC, and intends to continue to comply with the documents demand referenced above.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the quarter ended September 30, 1997 the Company did not submit any matters to a vote of the Company's shareholders.

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



                                   HARISTON CORPORATION


Dated: November 19, 1997           By:  /s/ L. James Porter
                                       -----------------------------
                                       L. James Porter,
                                       Chief Financial Officer
                                       (Duly authorized officer and Principal
                                       Financial and Accounting Officer)