Form 10-K405
period 1997-12-31
HARISTON CORP
filed 1998-04-15
CIK 781885

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                            -------------------------
                                    FORM 10-K
                            -------------------------

(MARK ONE)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                         for the fiscal year ended December 31, 1997.

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

      (Registrant's telephone number, including area code): (604) 685-8514
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                                -----------------

                                  COMMON STOCK
                                (Title of Class)
                                -----------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold; or the average bid and asked prices of such stock, was: $3,165,778 at April 6, 1998.

        Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,663,113 shares of Common Stock, as of April 6, 1998.

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

        In July 1995 Hariston sold the operating subsidiaries of its Metanetix Division ("Metanetix"), a development-stage technology concern engaged in the recovery of minerals from contaminated water at a Butte, Montana facility, to Consolidated Western and Pacific Resources Corp. (since renamed Synergy Renewable Resources Inc.), its partner in the development of the Butte project, for a purchase price of up to $7 million(1) with payments dependent upon the Butte project's future profitability. The Butte project has not yet achieved profitability and Hariston has received no sale proceeds to date.

        In August 1995 Hariston sold its ownership interests in Canadian oil and gas properties to a private third party for $2.4 million in cash and the assumption of $979,000 of debt. During this period, the Company also sold a portion of the shares it held in Madison Partners Limited (since renamed Northpoint Corporation), a Canadian public company in which as of December 31, 1997 Hariston held 233,591 shares representing a 2.5% interest.

        In June 1995 Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation, to pursue acquisitions in the multimedia software industry. This subsidiary was subsequently merged into a Delaware subsidiary named Educorp Multimedia, Inc. ("Educorp").

        In August 1995 Educorp, through a wholly-owned subsidiary, acquired certain assets and liabilities of a CD-ROM catalog retailer and its affiliates, Gazelle Technologies, Inc. and Affiliates, doing business under the name "Educorp." Located in San Diego, this subsidiary was renamed Educorp Direct, Inc. ("Direct").

        In January 1996 Educorp, through a wholly-owned subsidiary, purchased certain assets and liabilities of a book and multimedia software publisher known as HighText Publications, Inc. Also located in San Diego, this subsidiary was renamed HighText Interactive, Inc. ("HighText") and focused on the development and publishing of interactive adult education multimedia software. In February 1997 HighText reached agreement to sell its book publishing operations back to the individuals who were previously the principals of HighText Publications, Inc., in return for Hariston being relieved of its obligation to pay consideration in the form of Hariston common stock to the individuals equivalent to the after-tax income of the book publishing operations over a five year period.

        Until the sale of their multimedia software assets in December 1997 and February 1998 respectively, Direct and HighText were operated as the sole operating subsidiaries of Educorp.

        On December 19, 1997 Direct sold substantially all of its assets and operations, and transferred substantially all of its liabilities, to a wholly-owned subsidiary of Arch Publishers Group, Inc. ("APG"), for consideration consisting solely of a 15% equity interest in APG. APG is a private Elmsford, New York based publisher, reseller and distributor of educational and entertainment software.

        On February 13, 1998 HighText sold substantially all of its assets, and transferred substantially all of its liabilities, to Byron Preiss Multimedia Company, Inc. ("Preiss") for consideration consisting solely of 150,000 shares of common stock of Preiss subject to adjustment intended to provide $1.33 in proceeds per share for shares sold during the six months period beginning on February 13, 1999. Preiss is a developer of educational software and a publisher of

--------

(1)   Unless otherwise indicated, all dollar amounts herein are in U.S. Dollars.

books and software for educational and consumer markets. Preiss is a public company whose common shares trade on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "CDRM".

        Hariston's other significant asset as of December 31, 1996 was its minority shareholding in Polish Life Improvement S.A. ("PLI"), a Kielce, Poland based retailer co-founded by the Company in 1993. As of December 31, 1996 Hariston retained 1,820,566 common shares in PLI or a 25.8% interest. PLI is publicly traded on the parallel market to the Warsaw Stock Exchange under the symbol "PLI", and operates a chain of home-improvement stores in Poland under the name "NOMI". During 1997 Hariston sold all of its PLI shares, realizing net proceeds of $6,756,786. These sales were undertaken in order to use the proceeds to repay current indebtedness and to provide partial funding of the acquisition of a controlling interest in an operating business outside of the multimedia software industry.

        In February 1997 Hariston entered into a letter of intent to acquire certain assets, and assume certain liabilities, of a Pennsylvania based aerospace products manufacturer but in April 1997 the seller withdrew the operation from sale. A number of other acquisition opportunities were subsequently examined during 1997, including a Massachusetts based food products manufacturer and a Connecticut based shopping incentives marketer, but Hariston was unable to reach acceptable terms for concluding an acquisition.

        In September 1997 Hariston commenced discussions with various European parties about investing in business operations in Poland and a related private placement of treasury shares. Certain Polish operations were identified for possible acquisition and were visited by Hariston's management in October and November, 1997. The private placement financing was scheduled to close by year-end but in January 1998 Hariston received notice that the funds would not be forthcoming. In reaction, Hariston both broadened the number of parties with which it was in discussions and streamlined its investment plans for Poland to reduce the amount of immediately required financing. Discussions with these parties are ongoing.

        Going forward, Hariston's strategy is to seek acquisition or businesses opportunities that offer the possibility for significant income or capital gains appreciation, to be earned in a manner that utilizes the Company's significant tax losses, while minimizing down-side risk. Management is mindful of the need to avoid both undue equity dilution and undue leverage and will seek to raise only such financing as is necessary to give effect to a particular transaction or series of transactions while maintaining a margin of liquidity.

EDUCORP MULTIMEDIA, INC. ("EDUCORP")

        Educorp is an inactive company which as of December 31, 1997 held, and continues to hold, a 15% shareholding in Arch Publishers Group, Inc. ("APG"), a private Elmsford, New York based publisher, reseller and distributor of educational and entertainment software.

        During 1996 and most of 1997, Educorp was an early-stage developer, publisher and distributor of interactive multimedia software with a strategic focus on adult education titles. Educorp operated through its two subsidiaries, Direct (primarily engaged in direct response sales and marketing) and HighText (primarily engaged in software development and publishing).

        During 1997 in order to conserve cash, Hariston significantly reduced the level of funding it provided to Educorp and in response, both Direct and HighText took measures to reduce their costs. The impact on HighText was relatively severe as it was not generating significant revenues. By March 31, 1997 HighText had ceased all software development activities, laid off all but one employee and closed its offices. Responsibility for the sales and marketing of HighText's product line was transferred to Direct and HighText became essentially inactive though it continued to generate revenues from sales of its inventory.

        On December 19, 1997 Direct sold substantially all of its assets and operations, becoming an inactive holding company thereafter. On February 13, 1998 HighText sold substantially all of its assets.

        BUSINESS STRATEGY. Hariston's strategy to grow Educorp had been to develop, publish, and distribute interactive "adult education" software titles that satisfied the demand for interactive multimedia software by the adult consumer, higher education, and corporate management and training market segments. This strategy was the reason for Educorp's January 1, 1996 purchase of the HighText operations, as HighText had developed several multimedia CD-ROM software titles aimed at this target market. However, HighText did not achieve significant sales of its multimedia CD-ROM titles in 1996 or 1997. Additionally, Direct experienced disappointing sales and low gross margins in 1996 and 1997 due primarily to a decline in average realized prices for multimedia CD-ROM software titles and an increased number of direct and indirect competitors. Assessing the 1996 results, Hariston's Board and management concluded in January, 1997 that the poor economics of the multimedia software publishing and distribution industry for a small company without a recognized brand name, large distribution network or deep-pockets partner were such that Hariston's shareholders would be better served by Hariston withdrawing from the multimedia software industry and investing its limited resources in an industry or business with higher expected returns. Accordingly, during 1997 management actively pursued the sale of the Educorp operations and in December 1997 and February 1998 the assets of Direct and HighText were sold.

        During 1997 Hariston's Board and management devoted much time and attention to analyzing and pursuing specific acquisition opportunities and business plans in a number of different industries. However, the Company was unable to conclude an acquisition or related financing on satisfactory terms. After Hariston and its subsidiaries became inactive (ceased generating revenues from active business operations) in December 1997, the Board and management redoubled their efforts to locate another business for the Company to engage in. The Board and management are confident that a positive new direction for the Company will be set in 1998.

        INDUSTRY BACKGROUND. On the December 19, 1997 sale of Direct's operations, Hariston and its subsidiaries became inactive.

        PRODUCTS; PRODUCT DEVELOPMENT; SALES AND MARKETING; DISTRIBUTION. Since the sale of Direct's operations in December 1997, Hariston and its subsidiaries have not produced or sold a product, engaged in product development activities, or engaged in sales and marketing or distribution activities.

        COMPETITION. On behalf of the Company, Hariston's Board and management are currently pursuing certain acquisition opportunities and related financing arrangements. Competition for attractive acquisition targets is keen. The amount of capital allocated to financial buyers including venture capital and leveraged buyout funds is at an all-time high. Strategic acquirers are also extremely active. However, the Board and management believe that Hariston will be able to conclude one or more transactions during 1998 on beneficial terms for the Company.

        INTELLECTUAL PROPERTY. All intellectual property was disposed of in December 1997 and February 1998 on the sale of the assets of Direct and HighText, respectively.

        SEASONALITY. The Company is currently inactive. It is probable that when the Company recommences operations, such operations will be subject to a seasonal effect.

        EMPLOYEES. As of December 31, 1996 the Company employed in its Educorp operations 44 people on a full-time basis. This figure declined to 24 by March 31, 1997, 14 by June 30, 1997 and 7 by September 30, 1997. After the sale of Direct's operations in December 1997, one person was left employed by Educorp until March 31, 1998. At the Hariston and EuroEastern legal entities level, five people were employed as of December 31, 1996 and three on December 31, 1997 of which two are full-time. The Board believes that this is the minimum number of employees required to conduct the Company's affairs. The Company and its employees are not parties to any employment or collective bargaining agreements.

POLISH LIFE IMPROVEMENT S.A.

        PLI was formed in February 1993 for the purpose of engaging in various retail businesses in Poland. PLI began operations with a supermarket, grocery store/delicatessen, and consumer electronics store in Kielce, Poland. Shortly after the company's formation, PLI converted the electronics store into a small do-it-yourself home-improvement store and focused future expansion efforts on retail supermarkets and home-improvement stores. Hariston provided the initial expansion capital to open new stores in exchange for an 80% ownership position in PLI. In December 1994 PLI completed its initial public offering and in February 1996 PLI's shares of common stock were approved by the Polish Securities Commission for trading on the parallel market to the Warsaw Stock Exchange.

        As of December 31, 1996 PLI operated six "NOMI" home-improvement stores. The NOMI stores carry building materials, plumbing and electrical supplies, hardware, paint, gardening supplies, and home decorating items. As of December 31, 1996 the supermarkets were no longer held by PLI. In December 1995 PLI sold a 51% interest in its supermarket subsidiary to a joint venture controlled by Royal Ahold NV, one of the world's largest food retailers, for $10.5 million. In July, 1996 PLI sold the remaining 49% interest to the Royal Ahold joint venture for $9.4 million.

        Following share issuances by PLI, sales by Hariston of its PLI stock and Hariston's receipt of PLI shares on the settlement of a note in default, as of December 31, 1996 Hariston owned 1,820,566 PLI common shares or 25.8% of the issued and outstanding stock of PLI.

        During the first and second quarters of 1997 Hariston, through private and open market sales, sold all of its remaining PLI shares realizing net proceeds of $6,756,786 including a $1.5 million note receivable of which $500,000 remained to be collected as of December 31, 1997. The $500,000 amount was subsequently received by the Company on April 3, 1998.


ITEM 2.  PROPERTIES.

PRESENT OPERATIONS

        The Company's registered head office is located in Vancouver, British Columbia at the offices of the Company's Canadian legal counsel. The Company's principal executive offices are located in Vancouver, British Columbia in facilities occupied pursuant to a lease expiring on November 30, 1998. During 1997 the Company, through its subsidiaries, also leased a facility in San Diego, California of approximately 12,000 square feet, housing the Educorp operations. This facility was occupied pursuant to a short-term lease. Effective September 1, 1997 the Company reduced costs by reducing by approximately 1/2 the area of leased premises in the San Diego facility. Effective January 1, 1998 the San Diego facility lease was assumed by the purchaser of the Direct operations. The purchaser terminated the lease effective March 1, 1998 and moved the former Direct operations to Elmsford, New York.


ITEM 3.  LEGAL PROCEEDINGS.

CAPOZZI, ET AL. V. HARISTON CORPORATION, ET AL.

        In this action, originally filed in the United States Federal District Court, District of Connecticut, the plaintiffs originally claimed that the Company deprived them of options to acquire stock to which they were allegedly entitled, that they did not receive their rightful share of proceeds of a settlement between the Company and Telecom USA, and that the Company and Mr. Irving Kott, another defendant in this matter, failed to provide them with correct information concerning the Company causing them to lose money in purchasing and selling the Company's stock on the open market. The damages claimed in this matter were an aggregate of approximately $800,000, together with treble damages as to certain of the alleged claims. The Company's motion to dismiss this action on the grounds of improper venue was granted on March 29, 1995, subject to the plaintiffs' rights to appeal this ruling or recommence this action in another forum.

        The plaintiffs recommenced this action in respect of the allegation that Mr. Irving Kott failed to provide them with correct information concerning the Company causing them to lose money on the purchase and sale of the Company's stock on the open market, on September 22, 1995 in the Superior Court of the Province of Quebec, District of Montreal (Case No. CSM:
500-05-010184-958). The defendants include the Company and Mr. Irving Kott. In this case, the plaintiffs seek damages of approximately $83,000 (Cdn$111,857). As refiled, the plaintiffs allege that Mr. Kott controlled the Company and that he made misrepresentations concerning the Company on behalf of himself and the Company which caused the plaintiffs to suffer a loss in 1990 in connection with the plaintiffs' transactions in the stock of the Company. The Company believes the claim is without merit and intends to vigorously defend this matter. However, the outcome of the lawsuit is not currently determinable.

        The plaintiffs also filed an action in respect of the allegation that the Company deprived them of options to acquire stock to which they were legally entitled, on February 24, 1997 in the Supreme Court of the Province of British Columbia, Vancouver Registry (Case No. C971045). The defendants include the Company and Mr. Irving Kott. In this case, the plaintiffs seek damages of $560,000. The plaintiffs allege that Mr. Kott controlled the Company and that he made misrepresentations on behalf of the Company concerning the exercisability of stock options granted by the Company, which caused the plaintiffs to suffer a loss in 1993 when the Company did not allow the plaintiffs to exercise the stock options on the grounds that the plaintiffs had left the employ of the Company. The Company believes the claim is without merit and intends to vigorously defend this matter. However, the outcome of the lawsuit is not currently determinable.

MEADLOCK, ET AL. V. HARISTON CORPORATION, ET AL.

        In this action, filed in January 1997 in the Circuit Court of Brevard County, Florida, State of Florida, the plaintiffs claim that in 1993 the Company committed fraud, negligent misrepresentations, civil theft and other wrongful acts pursuant to the law of the State of Florida in that the Company deprived them of their shares in Bullion International, Inc. by willful misrepresentations made by Mr. Irving Kott and other defendants on behalf of themselves and the Company. The defendants include the Company and Messrs. Irving Kott and Michael Kott. The damages claimed in this lawsuit are in an unspecified amount. However, legal counsel for the plaintiffs separately proposed by letter to Hariston settlement of the lawsuit if Hariston were to pay $3,000,000 to the plaintiffs, being threefold the damages purported in the letter to have been sustained by the plaintiffs. The Company believes that it has been indemnified by co-defendant Michael Kott or an entity controlled by him against any liability in this matter. The Company believes the claim is without merit and intends to vigorously defend this matter. However, the outcome of the lawsuit is not currently determinable.

FORMER MONTANA OPERATIONS

        Until mid-1995 the Company's former subsidiary Metanetix Corporation ("Metanetix") was engaged in the business of developing technology for the removal of minerals and other inorganic compounds from water, soil and sludge. In connection with these development efforts, Metanetix and affiliated corporations operated a laboratory and plant in Butte, Montana, at the site of a former copper mine which held large volumes of contaminated water. The Metanetix operations involved, among other things, treating contaminated water extracted from the mine, and returning the treated water to the mine shaft. This mine and surrounding areas are part of a Superfund Area designated by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Under CERCLA, the EPA designates "potentially responsible parties," including current and former owners of property or property rights in the Superfund Area, and operators in connection therewith, as parties who may be jointly and severally liable for clean-up costs attributable to hazardous materials on and from their properties.

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

        Because of the Company's status as former parent corporation to Metanetix, and as a result of Metanetix's amalgamation with the Company in January 1995, the Company may be a "potentially responsible party" with respect to clean-up costs and other statutory liabilities (including fines) relating to the Butte operations. In June 1995 the Company sold all of its stock in Metanetix's operating subsidiaries to Consolidated Western and Pacific Resources Corp. (since renamed Synergy Renewable Resources Inc.), its joint venture partner in the development of, and the legal owner of the property underlying, the Butte plant.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The 1997 Annual Meeting of Shareholders was held on December 12, 1997. The matters voted on, and the votes cast, were as follows:

1.      In respect of the election of Directors as follows:


James P. Angus               FOR:    4,806,356           WITHHELD:      15,144
Nuno Brandolini              FOR:    4,806,272           WITHHELD:      15,228
Neil S. MacKenzie            FOR:    4,806,292           WITHHELD:      15,208
Kevin R. McCarthy            FOR:    4,806,456           WITHHELD:      15,044
L. James Porter              FOR:    4,795,436           WITHHELD:      26,064

2. In respect of the appointment of Arthur Andersen, Chartered Accountants, as the Auditors of the Corporation and authorizing the Directors to fix the remuneration to be paid to the Auditors, as follows:

                       FOR:   4,807,689      WITHHELD: 14,000


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

        As of April 6, 1998 there were 3,937 shareholders of record, some of which are street name holders and depository trusts representing an unknown number of beneficial holders of Common Stock. The Company has not historically paid cash dividends on its Common Stock and intends to retain earnings for the foreseeable future for use in its business.

        The following table sets forth the price range of the high and low sale price per share of Common Stock for each of the quarterly periods shown below:


                              High       Low $
                            (U.S.)      (U.S.)
                            ------      ------
1996:
First Quarter                3 7/8       2 1/8
Second Quarter                   2           1
Third Quarter                1 3/4           1
Fourth Quarter              1 7/16         1/4

1997:
First Quarter               97/256        5/64
Second Quarter                 1/4       9/128
Third Quarter               17/128        1/16
Fourth Quarter                5/16       1/128

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

        Generally, dividends paid by Canadian corporations to non-resident shareholders are subject to a withholding tax of 25% of the gross amount of such dividends. However, Article X of the reciprocal tax treaty between Canada and the United States reduces to 15% the withholding tax on the gross amount of dividends paid to residents of the United States. A further reduction in the withholding tax rate may be applicable when a U.S. resident owns at least 10% of the voting stock of the Canadian corporation paying the dividends. The Company is not aware of any individual or corporation owning 10% or more of the Company's voting stock.

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


ITEM 6.  SELECTED FINANCIAL DATA.

        Set forth below is selected financial data for the Company for the fiscal years ended December 31, 1993 to December 31, 1997.

                           SELECTED FINANCIAL DATA FOR
                      HARISTON CORPORATION AND SUBSIDIARIES

                     (in thousands except per share data)(1)

                                                    YEAR ENDED                  YEAR ENDED
                                                DECEMBER 31, 1997            DECEMBER 31, 1996
                                               -------------------          ------------------
                                                            ADJUSTED TO                ADJUSTED TO
                                              CANADIAN      CONFORM TO     CANADIAN    CONFORM TO
                                                GAAP         U.S. GAAP       GAAP       U.S. GAAP
                                               -------       -------       -------       -------
Operating Revenue:
Rent and Other ............................    $    --       $    --       $    --       $    --
                                               -------       -------       -------       -------
Total Revenue (2) .........................         --            --            --            --
Income Before Discontinued Operations .....      4,509         4,501           554           473
Discontinued Operations Income (Loss):
Loss from Multimedia Operations ...........     (1,284)       (1,284)       (3,719)       (3,719)
Loss on Disposal of Multimedia Operations..       (923)         (923)       (1,800)       (1,800)
                                               -------       -------       -------       -------
  Total ...................................     (2,207)       (2,207)       (5,519)       (5,519)
Net Income (Loss) .........................      2,302         2,294        (4,965)       (5,046)
Net Income (Loss) Per Share:
Continuing Operations .....................       0.35          0.35          0.05          0.05
Discontinued Operations ...................      (0.17)        (0.17)        (0.47)        (0.47)
                                               -------       -------       -------       -------
  Total Income (Loss) Per Share ...........       0.18          0.18         (0.42)        (0.42)
Total Assets (3) ..........................      4,055         4,055         7,910         7,910
Long-Term Debt (3) ........................         --            --           201           201
Cash Dividends Per Common Share ...........    $    --       $    --       $    --       $    --
                                               =======       =======       =======       =======

----------

(1)  All amounts in U.S. dollars.

(2) Excluded are revenues from discontinued multimedia software and book operations ($2,163 in 1997, $6,334 in 1996).

(3)  As of December 31 of the year indicated.

                           SELECTED FINANCIAL DATA FOR
                      HARISTON CORPORATION AND SUBSIDIARIES

                     (in thousands except per share data)(1)


                                                   YEAR ENDED                   YEAR ENDED
                                               DECEMBER 31, 1995            DECEMBER 31, 1994
                                              -------------------          ------------------
                                                          ADJUSTED TO                  ADJUSTED TO
                                             CANADIAN     CONFORM TO     CANADIAN      CONFORM TO
                                               GAAP        U.S. GAAP       GAAP         U.S. GAAP
                                            --------       --------       --------       --------
Operating Revenue:
Rent and Other .......................            21             21             22             22
                                            --------       --------       --------       --------
Total Revenue (2) ....................            21             21             22             22
Loss Before Discontinued Operations ..        (1,296)        (1,372)        (1,736)        (1,511)
Discontinued Operations Income (Loss):
Multimedia Operations ................          (507)          (507)            --             --
Polish Retail ........................            --             --         (1,289)        (1,289)
Factoring Operation ..................            (5)            (5)           128            128
Minerals Recovery  Project ...........          (321)          (321)       (12,478)        (9,185)
Oil and Gas Interests ................         1,306          1,306            678            678
                                            --------       --------       --------       --------
  Total ..............................           473            473        (12,961)        (9,668)
Net Loss .............................          (823)          (899)       (14,697)       (11,179)
Net Income (Loss) Per Share:
Continuing Operations ................         (0.13)         (0.14)         (0.16)         (0.14)
Discontinued Operations ..............          0.05           0.05          (1.19)         (0.89)
                                            --------       --------       --------       --------
  Total Loss Per Share ...............         (0.08)         (0.09)         (1.35)         (1.03)
Total Assets (3) .....................        10,188         10,188          7,829          7,646
Long-Term Debt (3) ...................         3,500          3,500          1,238          1,238
Cash Dividends Per Common Share ......      $     --       $     --       $     --       $     --
                                            ========       ========       ========       ========


(1)  All amounts in U.S. dollars.

(2) Excluded are revenues from discontinued multimedia software and book operations ($2,805 in 1995), revenues from discontinued Polish retail operations ($5,179 in 1994), revenues from discontinued factoring operations ($576 in 1994) and revenues from discontinued oil and gas operations ($562 in 1995, $1,586 in 1994).

(3)  As of December 31 of the year indicated.

                           SELECTED FINANCIAL DATA FOR
                      HARISTON CORPORATION AND SUBSIDIARIES

                     (in thousands except per share data)(1)


                                                           YEAR ENDED
                                                        DECEMBER 31, 1993
                                                                     ADJUSTED TO
                                                   CANADIAN           CONFORM TO
                                                    GAAP              U.S. GAAP
                                                  --------             --------
Operating Revenue:
Rent and Other .......................            $     62             $     62
                                                  --------             --------
Total Revenue (2) ....................                  62                   62
Loss Before Discontinued Operations ..              (1,374)              (1,995)
Discontinued Operations Income (Loss):
Polish Retail ........................                (399)                (399)
Factoring Operation ..................                (115)                (115)
Minerals Recovery Project ............                  --               (3,382)
Oil and Gas Interests ................                 565                  565
                                                  --------             --------
  Total ..............................                  51               (3,331)
Net Loss .............................              (1,323)              (5,326)
Net Income (Loss) Per Share:
Continuing Operations ................               (0.19)               (0.27)
Discontinued Operations ..............                0.01                 0.45
                                                  --------             --------
  Total Loss Per Share ...............               (0.18)               (0.72)
Total Assets (3) .....................              24,639               21,491
Long-Term Debt (3) ...................               1,238                1,238
Cash Dividends Per Common Share ......            $     --             $     --
                                                  ========             ========



(1)  All amounts in U.S. dollars.

(2) Excluded are revenues from discontinued Polish retail operations ($5,689), revenues from discontinued factoring operations ($637) and revenues from discontinued oil and gas operations ($1,575).

(3)  As of December 31 of the year indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following information should be read in conjunction with the consolidated financial statements and the notes thereto included, or incorporated by reference, in Item 8.

OVERVIEW

        During 1997 Hariston divested or discontinued its multimedia software and book publishing and distribution operations, setting the stage for the Company to pursue new business opportunities in 1998. Prior to entering into the multimedia software business in August 1995, the Company had participated in such diverse businesses and investments as environmental remediation technology, oil and gas working and royalty interests, receivables factoring, retailing of sports memorabilia and commemorative coins, and Polish supermarkets and home-improvement stores. The Company currently has no operations and the Board and management are actively pursuing new business opportunities and related financing.

        Effective July 19, 1996 Hariston appointed a new Chief Executive Officer and President. The new management team completed a review of the Company's operations and concluded that a change in strategic direction would be in the best interests of shareholders. Given the disappointing results of the Company's multimedia software and book operations, management considered various alternatives in order to maximize long-term shareholder value and after careful consideration, in January 1997 management and Hariston's Board determined that the multimedia operations should be sold.

        The Company's multimedia operations were conducted through HighText Interactive, Inc. ("HighText") and Educorp Direct, Inc. ("Direct"), both wholly-owned subsidiaries of Hariston's wholly-owned subsidiary Educorp Multimedia, Inc. ("Educorp").

        On February 21, 1997 HighText reached agreement to sell its book publishing operations back to the individuals who were previously the principals of HighText Publications, Inc., the company from which the operations had been originally purchased, in return for Hariston being relieved of its obligation to pay consideration in the form of Hariston common stock to the individuals equivalent to the after-tax income of the book publishing operations over a five year period.

        On December 19, 1997 Direct sold substantially all of its assets and operations, and transferred substantially all of its liabilities, to a wholly-owned subsidiary of Arch Publishers Group, Inc. ("APG"), for consideration consisting solely of a 15% equity interest in APG. APG is a private Elmsford, New York based publisher, reseller and distributor of educational and entertainment software.

        On February 13, 1998 HighText sold substantially all of its assets, and transferred substantially all of its liabilities, to Byron Preiss Multimedia Company, Inc. ("Preiss") for consideration consisting solely of 150,000 shares of common stock of Preiss subject to adjustment intended to provide $1.33 in proceeds per share for shares sold during the six months period beginning on February 13, 1999. Preiss is a developer of educational software and a publisher of books and software for educational and consumer markets. Preiss is a public company whose common shares trade on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "CDRM".

        During 1997 the Company sold all of its remaining shares in Polish Life Improvement S.A. ("PLI"). See "Investments: Polish Life Improvement S.A."

CHANGES IN CORPORATE STRUCTURE

        In June 1995 Hariston incorporated a wholly-owned California subsidiary, CD-Soft Corporation, to pursue a strategy of focusing on the multimedia software publishing and distribution business. In July 1995 CD-Soft Corporation incorporated a wholly-owned California subsidiary, CD-Soft Source Corporation, for the purpose of acquiring substantially all of the assets of a group of businesses operating under the name "Educorp". Effective March 8, 1996 this subsidiary was renamed Educorp Direct, Inc.

        In December 1995 CD-Soft Corporation formed a second wholly-owned California subsidiary, CD-Soft Press Corporation, for the purpose of acquiring substantially all of the assets and selected liabilities of HighText Publications, Inc. Effective January 22, 1996 this subsidiary was renamed HighText Interactive, Inc.

        In March 1996 CD-Soft Corporation was merged into Educorp Multimedia, Inc., a wholly-owned Delaware subsidiary of Hariston formed in January 1996. Upon this merger, Educorp Multimedia, Inc. became the holding company for all of Hariston's multimedia software and book development, publishing and distribution operations.

        In October 1995 Hariston formed a wholly-owned Delaware subsidiary, EuroEastern Investment Corporation ("EuroEastern"), for the purpose of pursuing investment opportunities in central and eastern Europe. This company has been largely inactive to date.

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

        Effective December 11, 1997 Nuno Brandolini and Kevin R. McCarthy resigned from their positions with Hariston and from the Board. They also resigned from their positions with Hariston's affiliated and subsidiary companies. Messrs. Brandolini and McCarthy resigned in order to concentrate their energies on running Scorpion Holdings, Inc., a private financial advisory company of which they are Chief Executive Officer and President, respectively. Concurrent with Messrs. Brandolini and McCarthy's departure, James P. Angus, a Hariston Director since December 1994, was appointed as Hariston's President and Chief Executive Officer and was elected Chairman of the Board.

RESULTS OF OPERATIONS

COMPARISON OF TWELVE MONTH PERIOD ENDED DECEMBER 31, 1997 TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 1996

        The Company earned consolidated net income of $2,301,178 for the fiscal year ended December 31, 1997, consisting of $4,508,309 of net income from continuing operations offset by a $2,207,131 loss attributable to the discontinued multimedia operations. The $4,508,309 of net income from continuing operations consisted of $4,573,523 of net income earned by Hariston offset by a $57,660 loss attributable to EuroEastern and $7,554 of corporate expenses incurred by Educorp.

        The $4,573,523 of net income earned at the Hariston legal entity level consisted of $5,571,441 gain on sale of PLI shares and $99,998 of net interest income, offset by $37,083 of foreign exchange loss and $1,060,833 of corporate expenses.

        An analysis of the 1997 results and a comparison to 1996 results is presented below. Discussion of the Educorp multimedia operations is limited as these operations are discontinued.

EDUCORP DISCONTINUED OPERATIONS

        The Educorp operations generated consolidated revenues of $2,162,743 and incurred a net loss of $2,207,131 for the period January 1, 1997 to December 19, 1997. The Direct operations were sold as of December 19, 1997 and HighText ceased sales of its inventory and became inactive at that time.

        The $2,207,131 net loss figure consisted of $1,284,553 loss from operations, $744,294 of write-downs of intangible assets taken during the third quarter and $178,284 of loss booked in the fourth quarter on disposition of Direct's operations and cessation of HighText's sales. For full-year reporting purposes, the third quarter write-downs represent loss on disposition, such that the loss on disposal of the multimedia software operations totals $922,578.

        By comparison, the Educorp operations generated revenues of $6,333,989 and incurred a net loss of $5,518,570 for the year ended December 31, 1996, comprised of $3,718,570 loss from operations and $1,800,000 of write-downs of goodwill.

        The Educorp operations generated losses each quarter during 1996 and 1997 and sales revenues and gross margins declined over this time principally due to the high level of competition experienced in the multimedia CD-ROM retail and wholesale distribution businesses, as well as a decline in sales of Macintosh CD-ROM titles. After examining various alternatives, in January 1997 Hariston's Board adopted a plan to dispose of or discontinue the Educorp operations. Direct's operations were sold on December 19, 1997 and HighText's sales ceased at that time. HighText's assets were sold on February 13, 1998.

HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

        The majority of Hariston's $1,060,833 of non-consolidated operating and corporate expenses for 1997 consisted of $313,418 of salaries and consultants fees, $325,103 of legal fees, $76,252 of accounting, audit and tax return preparation fees, $86,554 of shareholder communication costs including transfer agent fees, $62,640 of insurance costs, $74,734 of travel costs, $23,819 of rent expense and $23,659 of directors fees. Hariston incurred exceptional legal fees and consultants fees during the fourth quarter due to the sale of its Educorp operations.

        By comparison, the majority of Hariston's $1,360,677 of non-consolidated operating and corporate expenses for 1996 consisted of $493,521 of salaries and consultants fees, $313,702 of legal fees, $130,475 of accounting, audit and tax return preparation fees, $126,680 of shareholder communication costs including transfer agent and investor relations firm fees, $76,523 of insurance costs, $48,571 of travel costs, $45,024 of rent expense, and $25,850 of directors fees. Hariston incurred exceptional salaries and consultants fees during the third and fourth quarters of 1996 due to the closure of its Costa Mesa, California offices. Hariston incurred significant non-recurring legal and accounting fees during the first and second quarters as a consequence of the filings and disclosures required in connection with the August 25, 1995 acquisition of the Direct operations and the January 1, 1996 acquisition of the HighText operations.

        EuroEastern's $57,660 of non-consolidated operating and corporate expenses for 1997 consisted of $37,873 of consultant's fees including travel costs reimbursement, $5,049 of secretarial fees, $10,250 of rent expense and $4,488 of telephone, courier and other charges.

        By comparison, in 1996 EuroEastern incurred $140,285 of operating and corporate expenses, consisting of $72,899 of consultant's fees including travel cost reimbursement, $19,355 of secretarial fees, $38,686 of rent expense and $9,345 of telephone, courier and other charges.

COMPARISON OF TWELVE MONTH PERIOD ENDED DECEMBER 31, 1996 TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 1995

        The Company incurred a consolidated net loss of $4,965,994 for the fiscal year ended December 31, 1996, consisting of $552,576 of net income from continuing operations offset by a $5,518,570 loss attributable to the discontinued multimedia operations. The $552,576 of net income from continuing operations consisted of $692,861 of net income earned by Hariston offset by a $140,285 loss incurred by EuroEastern. The $692,861 of net income earned by Hariston consisted of a $2,353,545 net gain on sale of PLI shares and a $2,873 foreign exchange gain, offset by $302,880 of net interest expense and $1,360,677 of corporate expenses.

        An analysis of the 1996 results and a comparison to 1995 results is presented below. Discussion of the Educorp multimedia operations is limited as these operations are discontinued.

EDUCORP DISCONTINUED OPERATIONS

        The Educorp operations generated consolidated revenues of $6,333,989 and incurred a net loss of $5,518,570 for the year ended December 31, 1996. Excluding a $1,800,000 write-down of goodwill, the Educorp operations incurred a net loss of $3,718,570. Of the $6,339,989 total revenues figure, $5,807,172 was generated by the Direct operations and $526,817 by the HighText operations. Of the $3,718,570 loss figure before goodwill write-downs, $2,120,876 arose from the Direct operations, $977,986 from the HighText operations and $619,708 from the Educorp legal entity level.

        The Direct operations were purchased by the Company effective August 25, 1995. The HighText operations were purchased by the Company effective January 1, 1996.

        For the period August 25, 1995 to December 31, 1995 the Direct operations generated revenues of $2,797,292 and incurred a net loss of $459,216. For the twelve months ended December 31, 1995 these operations generated revenues of $7,926,706.

        The 26.7% decline in sales of the Direct operations from 1995 to 1996 reflected primarily the following factors: a 14% decline in the average realized retail CD-ROM price, a 15% decline in the average realized dealer CD-ROM price, the discontinuance in the second half of 1995 of sales of certain high-margin software titles, a delay in catalog mailings in 1996 due to delays in the implementation of a new Management Information System, the widely publicized problems at Apple Computer affecting sales of Macintosh CD-ROM titles, and a trend towards publishers selling their titles directly to dealers.

HARISTON AND EUROEASTERN OPERATING AND CORPORATE EXPENSES

        The majority of Hariston's $1,360,677 of non-consolidated operating and corporate expenses for 1996 consisted of $493,521 of salaries and consultants fees, $313,702 of legal fees, $130,475 of accounting, audit and tax return preparation fees, $126,680 of shareholder communication costs including transfer agent and investor relations firm fees, $76,523 of insurance costs, $48,571 of travel costs, $45,024 of rent expense, and $25,850 of directors fees. Hariston incurred exceptional salaries and consultants fees during the third and fourth quarters due to the closure of its Costa Mesa, California offices. Hariston incurred significant non-recurring legal and accounting fees during the first and second quarters as a consequence of the filings and disclosures required in connection with the August 25, 1995 acquisition of the Direct operations and the January 1, 1996 acquisition of the HighText operations.

        By comparison, the majority of Hariston's $1,272,422 of non-consolidated operating and corporate expenses for 1995 consisted of $364,967 of salaries and consultants fees, $228,110 of legal fees, $106,799 of accounting, audit and tax return preparation fees, $104,689 of shareholder communication costs including transfer agent and investor relations firm fees, $48,075 of insurance costs, $78,995 of travel costs, $76,663 of rent expense and $28,791 of directors fees.

        The majority of EuroEastern's $140,285 of non-consolidated operating and corporate expenses for 1996 consisted of $72,899 of consultant's fees including travel cost reimbursement, $19,355 of secretarial fees and $38,686 of rent expense. There were no comparable prior year figures for EuroEastern as it was incorporated in October, 1995.

INVESTMENTS: POLISH LIFE IMPROVEMENT S.A.

        PLI is a retail operator of a chain of home-improvement stores in Poland called NOMI. PLI is a public Polish company whose shares began trading on the parallel market to the Warsaw Stock Exchange on February 5, 1996.

        As of December 31, 1996 Hariston owned 1,820,566 shares of PLI, representing a 25.8% ownership interest in PLI. During 1997 Hariston sold 1,500,000 PLI shares in private transactions and a further 320,566 PLI shares on the open market, realizing net proceeds of $6,756,786 including a $1.5 million note receivable of which $500,000 remained to be collected as of year-end. This balance was subsequently received on April 3, 1998. As of December 31, 1997 the Company retained no shareholding in PLI.

INVESTMENTS: NORTHPOINT CORPORATION.

        Northpoint Corporation ("Northpoint") was formerly a supplier of proprietary home medical products and is now engaged in marketing products to home-based businesses. A public company based in a suburb of Toronto, Canada, Northpoint's shares are traded on the Canadian Dealing Network, an over-the-counter market associated with the Toronto Stock Exchange, under the symbol "NOPT".

        As of December 31, 1997 Hariston owned 233,591 shares of Northpoint common stock, representing a 2.5% interest in that company. These shares are recorded on Hariston's balance sheet at a cost of $7,304, or approximately $0.03 per share. In March 1998 Hariston sold 80,000 Northpoint shares at Cdn$0.25 per share to one or more insiders of Northpoint, on a broker-to-broker basis through the mechanism of the Canadian Dealing Network. Substantially all of the shares sold had been purchased by Hariston for Cdn$0.15 per share in 1996. Management is hopeful that Hariston will be able to sell its remaining 153,591 Northpoint shares at a higher price per share in the future, although realization of a higher price is not assured. As of April 6, 1998 Northpoint's shares were trading on the Canadian Dealing Network at Cdn$0.40 per share.

DISCONTINUED OPERATIONS

        EDUCORP MULTIMEDIA. On January 29, 1997 Hariston's Board resolved to seek a buyer for the Company's multimedia software operations. These operations were subsequently sold as follows: the Direct operations on December 19, 1997 and the assets of HighText on February 13, 1998.

        Consideration received on the December 1997 sale of the Direct operations consisted of a 15% shareholding in Arch Publishers Group, Inc. ("APG"), a private corporation based in Elmsford, New York. This shareholding was not ascribed any value for financial reporting purposes due to the difficulty of establishing a value given that APG's shares do not trade on a quoted public market. Management is hopeful that on eventual sale, Hariston will realize significant proceeds from its shareholding in APG. However, no sale is currently contemplated.

        Consideration received on the February 1998 sale of HighText's assets consisted of 150,000 common shares of the purchaser, Byron Preiss Multimedia Company, Inc., a public company traded on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "CDRM". Under the terms of the sale agreement, these shares are subject to adjustment intended to cause the shares to be valued at $1.33 per share if sold within the six months period commencing February 13, 1999.

        OIL AND GAS INTERESTS. On August 14, 1995 Hariston disposed of its oil and gas royalty and working interests for cash proceeds of approximately $2.4 million and the assumption by the purchaser of approximately $979,000 of debt.

        METANETIX DIVISION. On July 28, 1995 Hariston reached an agreement to sell its Metanetix Division and related technology to Consolidated Western and Pacific Resources Corp. (subsequently renamed Synergy Renewable Resources Inc. and herein referred to as "Synergy") for a purchase price of up to $9 million, to be paid as a royalty from any profits that may be generated from Synergy's use of the Metanetix minerals recovery process and the Butte, Montana recovery plant. Synergy subsequently informed Hariston that it did not wish to acquire the related technology license, thereby reducing the maximum purchase price to $7 million. The Butte plant has been unprofitable to date and no proceeds have been recognized on the sale of the Metanetix Division due to management's belief that the ultimate realization of any proceeds cannot be reasonably determined at this time.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1997 the Company had cash balances in excess of $3.2 million, a working capital ratio of 11.70 and a debt/equity ratio of 0.09. This compares favorably to December 31, 1996 figures of $2.8 million, 0.87 and 4.62, respectively.

        Cash was generated during 1997 and 1996 primarily from the sale of PLI shares, though cash of $1.7 million was also raised in 1996 from the private placement of shares and the issue of shares on exercise of share purchase warrants. The Company realized net proceeds of $6,756,786 in 1997 and $3,101,905 in 1996 from the sale of PLI shares. The sale of the multimedia software and book operations during 1997 produced no cash proceeds for the Company and the Company does not expect to sell its shares in Arch Publishers Group, Inc. and Byron Preiss Multimedia Company, Inc. until fiscal 1999 at the earliest.

        A significant portion of the proceeds from PLI share sales was used in 1997 to repay $3.2 million of notes issued in 1995 to effect the acquisition of the Direct operations and a $250,000 obligation that arose in 1996 when this sum was borrowed to provide funds to the Direct and HighText operations.

        The Company's principal continuing capital requirements include working capital to finance ongoing general and administrative expenses and costs which may be incurred in connection with the acquisition of a business in the future.

        Historically, the Company has required capital to finance operating losses, having incurred losses from continuing operations in each year from 1991 to 1995. As of December 31, 1997, the Company had an accumulated deficit of $28,289,316.

        The ability of the Company to continue to effectively manage its working capital and ultimately, to attain profitability, is dependent upon a number of factors including but not limited to: competitive conditions in the venture capital market, general economic conditions, the efficiency with which the Company conducts its activities, continuing access to investment capital and the successful completion of one or more acquisition or financing transactions.

        Management is contemplating a number of business opportunities. In order to pursue and execute one or more of these opportunities, the Company may need to raise additional equity and/or debt capital during fiscal 1998. There is no assurance that additional debt or equity financing, if required, will be available or will be available on terms acceptable to the Company.

FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K includes forward-looking statements, including information concerning the Company's business strategies and financing plans. These forward-looking statements are subject to risks and uncertainties, including risks and uncertainties regarding the competitive and economic environments, the Company's ability to recruit and retain qualified personnel, the Company's continued access to investment capital and the successful conclusion of one or more acquisition or financing transactions, which could cause actual results to differ from those anticipated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements of the Company follow hereafter. See Financial Statement Index at Item 14(a).

                              HARISTON CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS AT DECEMBER 31, 1997 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                                AUDITORS' REPORT

To the Shareholders of HARISTON CORPORATION:

        We have audited the consolidated balance sheets of Hariston Corporation (a Canada corporation) as at December 31, 1997 and 1996 and the consolidated statements of operations and deficit and changes in financial position for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for the years ended December 31, 1997, 1996 and 1995 in accordance with generally accepted accounting principles.

Vancouver, British Columbia
February 23, 1998.

ARTHUR ANDERSEN & CO.

                              HARISTON CORPORATION

            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996
                     (Amounts in thousands of U.S. dollars)


                                                         1997            1996
                                                       --------         --------
                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents ........................     $  3,266         $  2,554
Short-term investments ...........................            8            1,216
Accounts and note receivables ....................          520               18
Prepaid expenses .................................           11               11
Assets of discontinued operations (Note 3) .......          230            4,084
                                                       --------         --------
 ..................................................        4,035            7,883

EQUIPMENT (Note 4) ...............................           20               27
                                                       --------         --------
 ..................................................     $  4,055         $  7,910
                                                       ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals ....................     $    315         $    405
Term debt (Note 5) ...............................           --            3,230
Liabilities of discontinued operations (Note 3) ..           30            2,867
                                                       --------         --------
                                                            345            6,502
CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
Share capital (Note 7) ...........................       31,999           31,999
Deficit ..........................................      (28,289)         (30,591)
                                                       --------         --------
                                                          3,710            1,408
                                                       --------         --------
                                                       $  4,055         $  7,910
                                                       ========         ========

  The accompanying notes are an integral part of these consolidated statements.

                              HARISTON CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (Amounts in thousands of U.S. dollars)

                                                                           1997               1996                1995
                                                                     ------------         ------------         ------------

REVENUE ........................................................     $         --         $         --         $         21

OPERATING AND CORPORATE EXPENSES (Note 8) ......................            1,125                1,500                1,289
                                                                     ------------         ------------         ------------
Loss before the following items ................................           (1,125)              (1,500)              (1,268)

INTEREST INCOME (EXPENSE), net .................................              100                 (303)                (125)

GAIN (LOSS) ON DISPOSAL OF INVESTMENTS AND LOANS
(Note 9) .......................................................            5,571                2,354                  161
FOREIGN EXCHANGE GAIN (LOSS) ...................................              (37)                   3                  (64)
                                                                     ------------         ------------         ------------
Income (loss) before discontinued operations ...................            4,509                  554               (1,296)
                                                                     ------------         ------------         ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
(Note 3):
Results of multimedia software operations ......................           (1,284)              (3,719)                (507)
Loss on disposal of multimedia software operations .............             (923)              (1,800)                  --
Loss on disposal of factoring operation ........................               --                   --                   (5)
Loss on disposal of minerals recovery project ..................               --                   --                 (321)
Income from oil and gas royalty and working interests ..........               --                   --                  166
Gain on disposal of oil and gas royalty and working interests ..               --                   --                1,140
                                                                     ------------         ------------         ------------
Income (loss) from discontinued operations .....................           (2,207)              (5,519)                 473
                                                                     ------------         ------------         ------------
Net income (loss) ..............................................            2,302               (4,965)                (823)
DEFICIT, beginning of year .....................................          (30,591)             (25,626)             (24,803)
                                                                     ------------         ------------         ------------
DEFICIT, end of year ...........................................     $    (28,289)        $    (30,591)        $    (25,626)
                                                                     ============         ============         ============
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations .......................     $       0.35         $       0.05         $      (0.13)
Income (loss) from discontinued operations .....................            (0.17)               (0.47)                0.05
                                                                     ------------         ------------         ------------
Net income (loss) per share ....................................     $       0.18         $      (0.42)        $      (0.08)
                                                                     ============         ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ..................       12,663,113           11,731,427           10,927,011
                                                                     ============         ============         ============

  The accompanying notes are an integral part of these consolidated statements.

                              HARISTON CORPORATION

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (Amounts in thousands of U.S. dollars)


                                                                                   1997             1996           1995
                                                                                  -------         -------         -------
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
Income (loss) from continuing operations ...................................      $ 4,509         $   554         $(1,296)
Add (deduct) items not affecting cash--
     Loss on disposal of property and equipment ............................           41              --              --
     Depreciation and amortization .........................................            8              19              22
     Gain on disposal of investments and loans .............................       (5,571)         (2,354)           (161)
                                                                                  -------         -------         -------
                                                                                   (1,013)         (1,781)         (1,435)

Changes in non-cash working capital accounts from continuing operations ....         (592)          1,570            (143)
                                                                                  -------         -------         -------
                                                                                   (1,605)           (211)         (1,578)
                                                                                  -------         -------         -------
Income (loss) from discontinued operations .................................       (2,207)         (5,519)            473
Add (deduct) items not affecting cash--
     Depreciation and amortization .........................................           63           1,108             404
     (Gain) loss on disposal of discontinued operations ....................          923           1,800            (814)
                                                                                  -------         -------         -------
                                                                                   (1,221)         (2,611)             63
                                                                                  -------         -------         -------
                                                                                   (2,826)         (2,822)         (1,515)
                                                                                  -------         -------         -------
CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
Issuance of common shares for acquisition of multimedia software business ..           --             412             500
Amount payable upon exercise of put option .................................           --              --             300
Issuance of short-term seller's note for acquisition of multimedia
     software business .....................................................           --              --             374
Net cash proceeds from share issuance ......................................           --           1,700              39
Proceeds from (repayment of) term debt, net ................................       (3,230)            127           1,119
                                                                                  -------         -------         -------
                                                                                   (3,230)          2,239           2,332
                                                                                  -------         -------         -------
CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
Acquisition of multimedia software business ................................           --            (469)         (6,067)
Disposal (acquisition) of property, equipment and leaseholds, net ..........          (11)           (287)             37
Issuance of notes receivable ...............................................           --              --           1,170
Recovery of finders' fee ...................................................           --              --             230
Proceeds from disposal of investments and loans ............................        6,779           3,101             157
Acquisition of Madison shares ..............................................           --              (8)             --
Proceeds from disposal of oil and gas royalty and working interests,
     net of costs of disposition ...........................................           --              --           3,318
Minerals recovery project ..................................................           --              --             (61)
                                                                                  -------         -------         -------
                                                                                    6,768           2,337          (1,216)
                                                                                  -------         -------         -------
Increase (decrease) in cash and cash equivalents ...........................          712           1,754            (399)
CASH AND CASH EQUIVALENTS, beginning of year ...............................        2,554             800           1,199
                                                                                  -------         -------         -------
CASH AND CASH EQUIVALENTS, end of year .....................................      $ 3,266         $ 2,554         $   800
                                                                                  =======         =======         =======

  The accompanying notes are an integral part of these consolidated statements.

                              HARISTON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

1.      ORGANIZATION AND OPERATIONS

        Hariston Corporation (the "Company") is incorporated under the Canada Business Corporations Act. Prior to 1996, the Company was engaged in various business activities, including the exploitation of technology for the extraction of metals from water and other media, and the holding and management of royalty and working interests in oil and gas production. During 1995, the Company changed its business strategy and disposed of its minerals recovery project and its royalty and working interests in oil and gas production and acquired operations engaged in the publishing, distribution and marketing of multimedia CD-ROM titles for use with both Macintosh and IBM-compatible computers. Sales were predominantly generated through catalog direct marketing to consumers. The majority of sales were cash sales to individual customers. During 1997, the Company substantially disposed of its multimedia software businesses and is currently seeking opportunities in other businesses.


2.      SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The Company's accounting and reporting policies conform to generally accepted accounting principles in Canada.

PRINCIPLES OF CONSOLIDATION

        These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Educorp Multimedia, Inc., HighText Interactive, Inc., Educorp Direct, Inc. and EuroEastern Investment Corporation, all of which have ceased operations. Material intercompany transactions have been eliminated upon consolidation.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of liquid investments with a maturity of three months or less when purchased.

EQUIPMENT AND DEPRECIATION

        Furniture and equipment are recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets at the following rates:


Furniture and equipment..............    5 years
Computer equipment...................    3 years

INVESTMENTS

        Investments are recorded at cost or at net realizable value if there has been a permanent impairment in value. Investments are classified as short-term if the intended holding period is less than one year.

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)


FOREIGN CURRENCY TRANSLATION

        Transactions denominated in currencies other than U.S. dollars are translated under the temporal method. Monetary assets and liabilities are translated at the exchange rate in effect on the balance sheet date; non-monetary assets and liabilities are translated at the exchange rate in effect on the transaction date. Revenue and expense items are translated at the average monthly exchange rate. Gains and losses resulting from changes in exchange rates are reflected in the statement of operations and deficit for the year.

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

FAIR VALUE INFORMATION

        The carrying amounts of cash and cash equivalents, investments, accounts payable and term debt are a reasonable estimate of their fair value.

        The fair value information presented herein is based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

INCOME (LOSS) PER SHARE

        Income (loss) per share is calculated on the basis of the weighted average number of shares outstanding during the year. The effect of potential conversions of common share equivalents on the income (loss) per share is either anti-dilutive or not material. As a result, no adjusted or fully diluted income
(loss) per share is presented.

RECLASSIFICATION

        Certain figures for 1996 and 1995 have been reclassified to conform to the current year's presentation.

3.      DISCONTINUED OPERATIONS

In January of 1997, the Company adopted a formal plan to dispose of its multimedia software operations.

EDUCORP DIRECT, INC.

        On August 25, 1995, a wholly-owned subsidiary of the Company, Educorp Multimedia, Inc., through a wholly-owned subsidiary, Educorp Direct, Inc., acquired substantially all the assets and assumed certain liabilities of a company and its affiliates engaged in the multimedia software business with the trade name of Educorp. The acquisition was accounted for by the purchase method.

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)


        On December 19, 1997, the Company sold substantially all the operating assets and liabilities of Educorp Direct, Inc. to Arch Publishers Group, Inc. ("APG"), a private company, in exchange for a 15% equity interest in APG. The investment in APG was recorded at nominal value.

HIGHTEXT INTERACTIVE, INC.

        Effective January 1, 1996, the Company, through a wholly-owned subsidiary, HighText Interactive, Inc. ("HighText"), acquired substantially all of the assets and assumed certain liabilities of HighText Publications, Inc., a company engaged in the development and distribution of books and multimedia software titles on CD-ROM. The acquisition was accounted for by the purchase method.

        During 1997, the Company entered into an agreement with the previous owners of HighText Publications, Inc. whereby the Company agreed to transfer to them substantially all of the assets and certain liabilities of the book publishing operations. The transfer represented payment in full of the contingent consideration related to the purchase and the loss on sale was recorded as at December 31, 1996.

        On February 13, 1998, the Company entered into an agreement with a publicly listed company whereby the remaining assets and liabilities of the multimedia software operations would be disposed of in exchange for 150,000 shares in the purchaser valued at $1.33 each (see Note 14).

        The remaining assets and liabilities of the multimedia software operations as at December 31, 1997 consisted of the following:


Current assets ................................................        $  9
Intangible assets, net of provision for loss on disposal of $69         221
                                                                       ----
     Assets of discontinued operations ........................        $230
                                                                       ====

Accounts payable ..............................................          30
                                                                       ----
     Liabilities of discontinued operations ...................        $ 30
                                                                       ====

Revenue generated from the multimedia operations amounted to $2,163 in 1997 (1996-$6,334, 1995-$2,805). The results of operations from the multimedia software operations and the loss on disposal are included in income (loss) from discontinued operations on the consolidated statement of operations and deficit.


4.      EQUIPMENT


                                                    1997                           1996
                                   ----------------------------------------     ---------
                                                ACCUMULATED      NET BOOK        NET BOOK
                                    COST       DEPRECIATION        VALUE          VALUE
                                   -----       ------------      ---------      ---------
Furniture and equipment ....        $46            $34             $12            $20
Computer equipment .........         23             15               8              7
                                    ---            ---             ---            ---
                                    $69            $49             $20            $27
                                    ===            ===             ===            ===

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

5.      TERM DEBT


                                                                      1997              1996
                                                                    ------            ------
Loan payable bearing interest at prime plus 1% per annum ....       $   --            $   30
Promissory notes bearing interest at 10% per annum ..........           --             3,200
                                                                    ------            ------
                                                                    $   --            $3,230
                                                                    ======            ======

6.      CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES

        The Company disposed of its minerals recovery project in 1995. In connection with this project, the Company was subject to various United States federal, state and local statutes, rules and regulations relating to environmental matters, including provisions related to mine reclamation and the discharge of materials into the environment. The Company may still be held liable for environmental clean-up costs notwithstanding indemnifications obtained from the property lessor and property owners. Currently, no environmental liabilities have been identified or accrued in these consolidated financial statements.

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

        The Company is being sued by the former owners of a business acquired and sold by Hariston in 1993. The former owners allege that Hariston committed civil theft due to willful misrepresentation and breach of contract, and are claiming loss and damages in the suit of an unspecified amount. Separately, legal counsel to the plaintiffs sent a letter to the Company proposing settlement of the case for $3,000, which sum was purported in the letter to represent three times the estimated damages suffered by the plaintiffs. The Company did not and does not intend to respond to this proposal and intends to rigorously defend itself in the lawsuit. The outcome of the lawsuit is not currently determinable. However, the Company believes that it has been indemnified by its co-defendant in the suit, or an entity controlled by him, against any liability in this matter.

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

7.      SHARE CAPITAL


                                                                                1997             1996
                                                                              --------         --------
Authorized
     Unlimited number of common shares
Issued and outstanding
     Fully paid common shares ....................................            $ 32,001         $ 32,001
     Shares held in  treasury (1,000 shares) .....................                  (2)              (2)
                                                                              --------         --------
                                                                              $ 31,999         $ 31,999
                                                                              ========         ========

Changes in the Company's issued share capital for the years ended December 31, 1995, 1996 and 1997 were:


                                                                           COMMON STOCK
                                                                     -----------------------------
                                                                        NUMBER
                                                                      OF SHARES           AMOUNT
                                                                     -----------       -----------
Balance, December 31, 1994 ....................................       10,851,476       $    29,350
Shares issued to one of the sellers of Educorp as part of the
     purchase price pursuant to the Purchase and Sale Agreement          200,000               500
Shares issued for cash on exercise of stock options ...........           15,500                39
Cancelled shares ..............................................               (2)               --
                                                                     -----------       -----------
Balance, December 31, 1995 ....................................       11,066,974            29,889
Shares issued for acquisition of HighText Interactive, Inc.
     (Note 3) .................................................          146,139               412
Shares issued for cash on exercise of warrants ................          250,000               500
     Shares issued for cash in a private placement ............        1,200,000             1,200
                                                                     -----------       -----------
Balance, December 31, 1997 and 1996 ...........................       12,663,113       $    32,001
                                                                     ===========       ===========

        As at December 31, 1997, the Company had outstanding vested stock options and warrants as follows:


                                             NUMBER OF
                                            VESTED SHARES  EXERCISE PRICE   EXPIRATION DATE
                                            -------------  --------------   ---------------
Options
Employee.........................                10,000     Cdn. $4.25      February 17, 1998
Director.........................                20,000     Cdn. $4.75      March 31, 1998
Employee.........................               140,000     U.S. $1.25      July 17, 2003
Director.........................               120,000     U.S. $1.25      July 17, 2003
Employee.........................               593,333     U.S. $1.25      August 16, 2003
Director.........................               160,000     U.S. $1.25      August 16, 2003
                                              ---------
                                              1,043,333
                                              =========
Warrants
Share warrants...................             1,000,000     U.S. $2.50      August 24, 2000
                                              ---------
                                              1,000,000
                                              =========
Weighted average exercise price..                           U.S. $1.89
                                                            ==========

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)


8.     OPERATING AND CORPORATE EXPENSES


                                                       1997        1996        1995
                                                     ------      ------      ------
Administration, office and travel .............      $  289      $  344      $  284
Consulting fees, salaries and employee benefits         345         567         376
Directors fees ................................          24          26          29
Professional fees .............................         419         459         408
Rent and other ................................          40          85         170
Depreciation and amortization .................           8          19          22
                                                     ------      ------      ------
                                                     $1,125      $1,500      $1,289
                                                     ======      ======      ======

        Consulting fees, salaries and employee benefits include $195 (1996-$108, 1995-$nil) paid to Scorpion Holdings, Inc. ("Scorpion"), a private financial advisory company. By agreement between Hariston and Scorpion, Scorpion was paid $20 per month for providing the services of Nuno Brandolini as Chairman and Chief Executive Officer and Kevin McCarthy as President of the Company. The management fee was reduced to $10 per month from September 1997 and was discontinued upon the resignation of Brandolini and McCarthy in December 1997.

9.      GAIN ON INVESTMENTS AND LOANS


                                                                 1997         1996        1995
                                                                ------      ------      ------
Provision for loss on Northpoint Corporation
 (formerly Madison Holdings, Ltd.) shares ................      $   --      $   --      $  (59)
Gain on disposition of Northpoint shares .................          --          --         123
Write-off of receivable from Northpoint ..................          --          --        (133)
Recovery of finders' fees on Polish Life Improvement S.A .          --          --         230
Gain on sale of investment in Polish Life Improvement S.A        5,571       2,354          --
                                                                ------      ------      ------
                                                                $5,571      $2,354      $  161
                                                                ======      ======      ======


10.     INCOME TAXES

        The Company has non-capital losses carried forward of approximately $5,128 (1996-$5,600) for Canadian income tax purposes, which expire at various dates from 1999 to 2004. They may be utilized to offset taxable income in Canada of future years. The Company also has net capital losses of approximately $5,778 (1996 -$8,200) for Canadian income tax purposes which may be carried forward indefinitely and may be applied against future capital gains taxable in Canada.

        For U.S. income tax purposes, no provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December 31, 1997. At December 31, 1997, the Company had approximately $4,700 (1996-$3,500) of federal net operating loss carry forwards for tax reporting purposes available to offset future taxable income from 2010 to 2012. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. At December 31, 1997, the effect of such limitation, if imposed, is not expected to be material.

        The tax benefits of these losses for Canadian and U.S. income tax purposes have not been recognized in these consolidated financial statements.

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

11.     SEGMENTED INFORMATION


                                                                  1997           1996          1995
                                                               --------       --------       --------
By Industry Segment
Revenue
     Financing and investments ..........................      $     --       $     --       $     21
                                                               ========       ========       ========
Operating income (loss)
     Financing and investments ..........................      $  5,571       $  2,354       $     (7)
     Less -- Corporate expenses .........................        (1,062)        (1,800)        (1,289)
                                                               --------       --------       --------
       Income (loss) from continuing operations .........         4,509            554         (1,296)
Discontinued operations
     Computer software ..................................        (2,207)        (5,519)          (507)
     Minerals recovery project ..........................            --             --           (321)
     Factoring ..........................................            --             --             (5)
     Oil and gas royalty and working interests ..........            --             --          1,306
                                                               --------       --------       --------
       Net income (loss) ................................      $ (2,302)      $ (4,965)      $   (823)
                                                               ========       ========       ========
Identifiable assets
     Computer software ..................................      $    230       $  4,084       $  7,314
     Financing and investments ..........................             8          1,216          1,956
                                                               --------       --------       --------
                                                                    238          5,300          9,270
     Corporate ..........................................         3,817          2,610            918
                                                               --------       --------       --------
       Total assets .....................................      $  4,055       $  7,910       $ 10,188
                                                               ========       ========       ========
Depreciation and amortization of property,
  equipment, leaseholds, and royalty interests --
     Computer software ..................................      $     63       $  1,108       $    297
     Oil and gas royalty and working interests ..........            --             --            107
                                                               --------       --------       --------
                                                                     63          1,108            404
     Corporate ..........................................             8             19             22
                                                               --------       --------       --------
       Total depreciation and amortization ..............      $     71       $  1,127       $    426
                                                               ========       ========       ========
Additions to property, equipment, leaseholds, and royalty
 interests --
     Computer software ..................................      $     --       $    279       $    117
     Corporate ..........................................            11              8             97
                                                               --------       --------       --------
     Total additions ....................................      $     11       $    287       $    214
                                                               ========       ========       ========

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)



                                                      1997           1996          1995
                                                   --------       --------       --------
By Geographic Area
Revenue
     Canada ..................................     $     --       $     --       $     21
                                                   ========       ========       ========

Operating loss
     Canada
       Continuing operations .................     $ (1,062)      $ (1,800)      $ (1,296)
       Discontinued operations ...............           --             --          1,301
     Poland ..................................        5,571          2,354
     United States of America--
       Continuing operations .................           --             --             --
       Discontinued operations ...............       (2,207)        (5,519)          (828)
                                                   --------       --------       --------
         Net income (loss) ...................     $  2,302       $ (4,965)      $   (823)
                                                   ========       ========       ========
Identifiable assets
     Canada ..................................     $  3,825       $  2,589       $    918
     Poland ..................................           --          1,208          1,956
     United States of America ................          230          4,113          7,314
                                                   --------       --------       --------
        Total assets .........................     $  4,055       $  7,910       $ 10,188
                                                   ========       ========       ========


12.     DIFFERENCES IN ACCOUNTING POLICIES BETWEEN THE UNITED STATES AND CANADA

        In certain respects, Canadian generally accepted accounting principles ("Canadian GAAP") differ from United States of America generally accepted accounting principles ("U.S. GAAP"). The consolidated financial statements have been prepared in accordance with Canadian GAAP, which is in agreement with U.S. GAAP, except as set forth below.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                                1997          1996           1995
                                                              -------       -------       -------

Net income (loss) according to Canadian GAAP ...........      $ 2,302       $(4,965)      $  (823)
Non-cash compensation expense (Note 12(a)) .............           (8)          (81)          (63)
Difference due to exchange rate fluctuation (Note 12(b))           --            --           (13)
                                                              -------       -------       -------
     Net income (loss) according to U.S. GAAP ..........      $ 2,294       $(5,046)      $  (899)
                                                              =======       =======       =======

        There are no differences in the consolidated balance sheets as at December 31, 1997 and 1996.

        (a) Options to purchase shares of the Company were issued to employees at prices which were below the estimated fair market value of the options at the date of granting. Under Canadian GAAP, the issuance of these shares is recorded as an increase to the capital stock of the Company at the issue price of the shares. Under U.S. GAAP, the difference between the estimated fair market value of the shares subject to the option at the date of granting and the

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)

exercise price of the options is required to be charged to expense, with the corresponding amount being credited to capital stock.

        (b) Under the relevant U.S. sec regulations, a change in the reporting currency requires that the financial statements for all the periods for which financial information continues to be presented be restated, but the cumulative effect of the change on periods prior to those restated need not be recognized. the restatement was performed by using an appropriately weighted average exchange rate for the statements of operations and deficit.

ADDITIONAL DISCLOSURES UNDER U.S. GAAP

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

        Deferred tax assets totaling approximately $1.9 million at December 31, 1997 consist primarily of the tax effect of net operating loss carryforwards and reserves and accrued expenses which are not yet deductible for tax purposes. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

                              HARISTON CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995
      (Dollar amounts in thousands of U.S. dollars unless otherwise stated)


UNAUDITED PRO FORMA INFORMATION

        The following table presents the unaudited pro forma results of operations of the Company for the year ended December 31, 1995, assuming the acquisition of the Direct and HighText operations (see Note 3) had occurred on January 1, 1995:


                         DIRECT FOR      HIGHTEXT FOR     COMPANY FOR                   PRO FORMA
                       THE PERIOD FROM  THE YEAR ENDED   THE YEAR ENDED                 RESULTS OF
                         JANUARY 1 TO    DECEMBER 31,     DECEMBER 31,   PRO FORMA     OPERATIONS
                        AUGUST 25, 1995      1995             1995      ADJUSTMENTS     FOR 1995
                       ----------------   ------------   --------------   ----------    ---------
                          (Unaudited)     (Unaudited)                    (Unaudited)    (Unaudited)
Revenue .............      $    --       $    --           $    21       $    --       $    21
Income (loss) from
continuing operations           --            --            (1,296)           --        (1,296)
Net income (loss) ...         (146)           12              (823)         (734)       (1,691)
Loss per share from
continuing operations                                                                  $ (0.12)
                                                                                       =======
Net loss per share ..                                                                  $ (0.12)
                                                                                       =======

----------
        No pro forma results of operations for the years ended December 31, 1997 and 1996 are presented since the results of operations of the subsidiaries have been consolidated since January 1, 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

STOCK OPTION PLAN ACTIVITIES

        The following table summarizes stock option plan activities for the years ended December 31, 1997 and 1996:


                                                   1997            1996
                                               ----------       ----------
Stock options, beginning of year ...........    1,430,000        1,759,500
  Less--
     Stock options cancelled ...............           --       (2,059,500)
     Stock options expired .................      (10,000)         (35,000)
     Stock options exercised ...............           --               --
  Add --
     Stock options granted .................           --        1,765,000
                                               ----------       ----------
Stock options, end of year .................    1,420,000        1,430,000
                                               ==========       ==========

        A total of 375,000 options granted in 1996 were cancelled in the same year. In addition, a total of 376,668 options granted in 1996 were vested in each of August 1996 and 1997, while the remainder in the same amount will vest in August 1998.

        As permitted under U.S. GAAP, the Company has adopted the disclosure provisions of SFAS No. 123 effective January 1, 1996 while continuing to account for the options under SFAS No. 25. Accordingly, no compensation expense has been recognized for the stock option plans except to the extent of the excess of the estimated fair market value of the shares subject to the option at the date of granting and the option exercise price. Had compensation expense for the Company's stock option plans been determined based on the fair value at the date of grant for 1996 and 1995 awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                  1997        1996
                                                                  ----        ----

Net income (loss), as reported according to U.S. GAAP.....       $2,294    $(5,046)
Net income (loss), pro forma according to U.S. GAAP.......        1,823     (6,115)
Income (loss) per share, as reported according to U.S. GAAP        0.18      (0.43)
Income (loss) per share, pro forma according to U.S. GAAP.         0.14      (0.52)

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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                   1997        1996        1995
                                                                   ----        ----        ----
Interest paid .............................................      $   46      $   34      $  100
Taxes paid ................................................      $   --      $   --      $   19
Other non-cash activities
  Interest on term debt paid by transfer of Polish Life ...      $   --      $  155      $   --
  Improvement S.A. shares
  Equipment acquired and financed by capital leases .......          --         260          --
  Term debt assumed by purchaser of oil and gas interests .          --          --       1,273



13.     YEAR 2000

        As of December 31, 1997, the Company has assessed the impact of the Year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software. Expenditures for the Year 2000 project are not expected to have a material impact on the financial position of the Company.

14.     SUBSEQUENT EVENT

SALE OF MULTIMEDIA SOFTWARE BUSINESS

        On February 13, 1998 the Company entered into an asset purchase and sale agreement to sell substantially all of the remaining assets and liabilities of its multimedia software business for $200. Consideration received in settlement was 150,000 shares in the purchaser corporation, valued at $1.33 each. The fair value of the consideration will be used to record the transaction as the shares have an established market (the NASDAQ SmallCap Market tier of the NASDAQ Stock Market). The loss from disposition has been reflected in the current year through a provision for the loss in the value of the respective assets (see Note
3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The directors and executive officers of the Company and their ages as of April 6, 1998 are as follows:


            NAME                   Age                         Position
            ----                   ---                         --------
James P. Angus(1)(2).........       51       Chairman, Director, Chief Executive Officer
L. James Porter (2)..........       33       Chief Financial Officer, Corporate Secretary
Neil S. MacKenzie(1)(2)......       53       Director

------------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

        All directors hold office until the next Annual Meeting of Shareholders or the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

        JAMES P. ANGUS, Chairman of the Board, Chief Executive Officer and President, has held these offices since December 11, 1997. He was first appointed to the Company's Board of Directors in December 1994. Mr. Angus is also President of Angroup Holdings Limited, a private investment holding company he founded in 1988.

        L. JAMES PORTER was appointed the Company's Chief Financial Officer and Corporate Secretary, and to the Board of Directors, in February 1995. From September 1987 to February 1995, Mr. Porter was employed as a Senior Tax Manager and held various other positions with Arthur Andersen, Chartered Accountants. Mr. Porter is a Chartered Accountant and a Chartered Financial Analyst.

        NEIL S. MACKENZIE, was appointed to the Board of Directors in December 1994. Mr. MacKenzie is also President of NS MacKenzie & Company Limited, a management consulting firm, a position he has held since 1991, a partner with the Chancellor Partners, a company engaged in management consulting, Secretary/Treasurer of Canadian Fine Papers (B.C.) Corp., a private merchant of fine papers, President of 509306 B.C. Limited, a private children's software developer, President of Interlearn Holdings Ltd., a public holding company, a Director of Mineral Solutions, Inc., a private marketer of coal combustion products, a Director of RTDS Technologies, Inc., a private manufacturer of software and hardware for the electric utility industry, and a Director of Advanced Process Control Ltd., a private manufacturer of software for computer controlled industrial processes. From 1976 to 1991, Mr. MacKenzie was a Partner and held various other positions with Ernst & Young, Management Consultants.

        Section 16(a) of the Securities Exchange Act of 1934, and the regulations thereunder, require the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company, and to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION.

        The following table sets forth certain summary information concerning compensation paid or accrued for services rendered to the Company in all capacities during the years ended December 31, 1995, 1996 and 1997 to Messrs. Brandolini and Angus (the "Named Executive Officers"), each of whom served as Chief Executive Officer of the Company during 1997. No other executive officer's total salary and bonus for 1997 exceeded $100,000.

                                                                               LONG TERM
                                                                          COMPENSATION AWARDS
                                                                          -------------------
                                                 ANNUAL               SECURITIES
                                              COMPENSATION            UNDERLYING      ALL OTHER
   NAME AND PRINCIPAL POSITION       YEAR        SALARY       BONUS   OPTIONS(#)    COMPENSATION
   ---------------------------       ----        ------       -----   ----------    ------------
                                                   ($)          ($)
Nuno Brandolini, Chairman and Chief
     Executive Officer(1).........   1996          (3)         (3)      440,000          (3)
                                     1997          (3)         (3)         0              0

James P. Angus, Chairman, Chief      1995           0           0          0              0
     Executive officer (3)........   1996           0           0          0              0
                                     1997           0           0          0              0

------------------

(1) Mr. Brandolini resigned as Chief Executive Officer of the Company in December 1997.

(2) Mr. Brandolini received no salary or bonus payments from the Company. Mr. Brandolini's services were rendered to the Company through an arrangement between the Company and Scorpion Holdings, Inc. During 1997, the Company paid $194,876 (1996-$107,741) to Scorpion Holdings, Inc. pursuant to this arrangement. Prior to his July 1996 appointment as Chief Executive Officer of the Company, Mr. Brandolini received directors fees from the Company of $4,777 in 1996.

(3) Mr. Angus was appointed Chief Executive Officer of the Company in December 1997. Prior to such appointment, Mr. Angus received directors fees from the Company of Cdn$15,851 (1996-Cdn$14,808; 1995-Cdn$16,327).

        No options to purchase shares of the Company were issued during the fiscal year of the Company ended December 31, 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

        The following table sets forth information with respect to exercises of stock options by the Named Executive Officers during the fiscal year ended December 31, 1997 and the number and value of securities underlying unexercised options held by the Named Executive Officers as of December 31, 1997.



                      SHARES
                     ACQUIRED                NUMBER OF SECURITIES
                        ON        VALUE     UNDERLYING UNEXERCISED    VALUE OF UNEXERCISE IN-
                     EXERCISE    REALIZED         OPTIONS AT           THE-MONEY OPTIONS AT
                     --------    --------    DECEMBER 31, 1997 (#)   DECEMBER 31, 1997 ($)(1)
NAME                    (#)        ($)     EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
----                    ---        ---     ------------------------- -------------------------
Nuno Brandolini ...      0          0           306,667/133,333               $0/ $0
James P. Angus.....      0          0           120,000/40,000                $0/ $0

------------------

(1) Based on the closing price of the Common Stock of $0.24 on December 31, 1997.

DIRECTOR COMPENSATION

        Directors, other than Messrs. Angus and Porter, receive a fee from the Company equal to Cdn$1,000 per month plus Cdn$500 per meeting attended.

STOCK OPTIONS

        1996 STOCK OPTION PLAN. In July 1996 the Company adopted the 1996 Stock Option Plan (the "1996 Plan") covering an aggregate of 260,000 shares of the Company's Common Stock. The purpose of the 1996 Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors and consultants of the Company and to promote the success of the Company's business. Pursuant to the 1996 Plan, the Company may grant incentive and nonstatutory (nonqualified) stock options to key employees, officers, directors or consultants of the Company.

        The 1996 Plan is administered by the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. The Board may also appoint a committee to administer the 1996 Plan and, subject to applicable law, to exercise all of the powers of the Board under the 1996 Plan. As of December 31, 1997, 260,000 options were outstanding under the 1996 Plan at a weighted average exercise price equal to $1.25 per share.

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

        1996 STOCK OPTION PLAN NO. 2. In August 1996, the Company adopted the 1996 Stock Option Plan No. 2 (the "1996 Plan No. 2") covering an aggregate of 2,000,000 shares of the Company's Common Stock. The purpose of the 1996 Plan No. 2 is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors and consultants of the Company and to promote the success of the Company's business. Pursuant to the 1996 Plan No. 2, the Company may grant incentive and nonstatutory (nonqualified) stock options to key employees, officers, directors or consultants of the Company.

        The 1996 Plan No. 2 is administered by the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan No. 2, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan No. 2. The Board may also appoint a committee to administer the 1996 Plan No. 2 and, subject to applicable law, to exercise all of the powers of the Board under the 1996 Plan No. 2. As of December 31, 1997, 1,130,000 options were outstanding under the 1996 Plan No. 2 at a weighted average exercise price equal to $1.25 per share.

        The maximum term of a stock option under the 1996 Plan No. 2 is seven years. If an optionee terminates his or her service to the Company, the optionee may exercise only those option shares vested as of the date of termination and must effect such exercise within three months, although the Board may set longer periods for exercise of supplemental stock options. The exercise price of incentive stock options granted under the 1996 Plan No. 2 must be at least equal to the fair market value of the Common Stock subject to the option on the date of grant. The exercise price of incentive stock options granted to an optionee who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock must equal to at least 110% of the fair market value of the Common Stock subject to the option on the date of grant. The exercise price of nonstatutory stock options granted under the 1996 Plan No. 2 shall be determined by the Board. Payment of the exercise price under an option may be made in cash, previously acquired shares of the Company's Common Stock or such other consideration as may be determined by the Board of Directors.

        The 1996 Plan No. 2 may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The 1996 Plan No. 2 will terminate in August 2006 unless earlier terminated by the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Except as provided herein, based on review of the registered shareholders listing, SEC filings, and limited inquiry, the Company is not aware of any person (individual or corporate), or group of persons owning beneficially more than 5% of the outstanding shares of the Company's voting securities.

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 6, 1998 by the Company's directors, by the Named Executive Officers, by each person who is known to be the beneficial owner of 5% or more of the Company's Common Stock and by all directors and officers as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).


                                                   SHARES OWNED BENEFICIALLY AS OF
                                                            APRIL 6, 1998
                                                 ------------------------------------
                                                 NO. OF SHARES     PERCENT OF CLASS(1)
                                                 -------------     ------------------
L. James Porter..............................      526,666(2)              4.0%
James P. Angus...............................      320,000(3)              2.5%
Neil S. MacKenzie............................      320,000(3)              2.5%
Pierre Anthamatten...........................      900,000(4)              7.1%
Pacific Mercantile Company Limited...........      696,000(5)              5.5%
All Directors and Officers as a Group
   (3 Persons) ..............................    1,166,666(6)              8.5%

------------------

(1) Based on 12,663,113 shares of Common Stock, outstanding as of April 6, 1998.

(2) Includes 376,666 shares issuable upon exercise of options which are exercisable within 60 days.

(3) Consists solely of shares issuable upon exercise of options which are exercisable within 60 days.

(4) As reported on Schedule 13D dated January 15, 1993, which Schedule 13D has not been amended. According to such Schedule 13D, such shares are owned directly by Olinka, S.A., a Luxembourg corporation, all of the outstanding shares of which are owned by Mr. Anthamatten. According to such Schedule 13D, Olinka, S.A.'s business address is 3, Rue Adames, L-1114 Luxembourg.

(5) As reported on Schedule 13D dated March 5, 1998, which Schedule 13D has not been amended. According to such Schedule 13D, such shares are owned directly by Cross Creek Finance Group Ltd., a British Columbia corporation, all of the outstanding shares of which are owned by Pacific Mercantile Company Limited, an Alberta corporation. According to such Schedule 13D, Cross Creek Finance Group Ltd.'s business address is Suite 220, 375 Water Street, Vancouver B.C. V6B 5C6.

(6) Includes 1,016,666 shares issuable upon exercise of options which are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In June 1996 under the terms of two $125,000 short-term notes the Company borrowed $250,000 from McGoodwin James & Co., a company controlled by Hariston's then President and Chief Executive Officer, James V. McGoodwin. The proceeds were used to fund the working capital needs of the Company's multimedia software operations. The notes bore simple interest at a rate of 10%. In January 1997, payment on the two $125,000 notes was extended by way of conversion into a new $250,000 note, also bearing interest at 10%. Under the terms of the new note, payments were made by Hariston in monthly installments thereafter and the note was fully repaid by December 15, 1997.

        Upon the resignation in July 1996 of James V. McGoodwin, Nuno Brandolini replaced Mr. McGoodwin as Chairman and Chief Executive Officer and Kevin R. McCarthy replaced Mr. McGoodwin as President of the Company. Until their resignations in December 1997, the services of Messrs. Brandolini and McCarthy were rendered to the Company through an arrangement between Hariston and Scorpion Holdings, Inc. ("Scorpion"). Under the terms of this arrangement, Scorpion was paid a monthly fee of $20,000, which decreased to $10,000 effective September 1997. During 1997 the Company paid $194,876 (1996-$107,741) to
Scorpion pursuant to this arrangement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

        (a)Financial Statements and Schedules. The following financial statements are included in, or incorporated by reference in, Part II, Item 8:

        (1)FINANCIAL STATEMENTS FOR HARISTON CORPORATION

        (i)    Independent Auditors Report;

        (ii)   Consolidated Balance Sheets at December 31, 1997 and 1996;

        (iii) Consolidated Statements of Operations and Deficit for the years ended December 31, 1997, 1996 and 1995;

        (iv) Consolidated Statements of Changes in financial position for the years ended December 31, 1997, 1996 and 1995;

        (v)    Notes to Consolidated Financial Statements.

        (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

(c)   EXHIBITS.


  EXHIBIT
   NO.                        EXHIBIT DESCRIPTION
   ---     ------------------------------------------------------------------

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

    4.2   Series 1995 Promissory Note between the Company and Zocal Foundation
          (incorporated herein by this reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1995)

    4.3   Series 1995 Promissory Note between the Company and Kinaro S.A.
          (incorporated herein by this reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1995)

    4.4   Series 1995 Promissory Note between the Company and Neval Management,
          Ltd. (incorporated herein by this reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form


  EXHIBIT
   NO.                       EXHIBIT DESCRIPTION
   ---    ---------------------------------------------------------------
          10-Q for the quarter ended September 30, 1995)

    4.5 Form of Pledge and Security Agreement between the Registrant and the holders of the Registrant's Series 1995 Promissory Notes (incorporated herein by this reference to Exhibit 4.5 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1995)

    4.8 1996 Hariston Corporation Stock Option Plan (incorporated herein by this reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

    4.9 1996 Hariston Corporation Stock Option Plan No. 2 (incorporated herein by this reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

    10.1  Asset Purchase Agreement dated as of December 19, 1997 between Educorp
          Direct, Inc., Arch Publishers Group, Inc. and Educorp LLC
          (filed herewith)

    10.2  Arch Publishers Group, Inc. Stockholders Agreement dated December 19,
          1997 (filed herewith)

    10.3  Agreement dated February 21, 1997 between HighText Interactive, Inc.
          and Harry Helms, Carol Lewis and Jack Lewis (filed herewith)

    10.4  Asset Purchase Agreement dated February 13, 1998 by and among Byron
          Preiss Multimedia Holdings, Inc., Byron Preiss Multimedia Company,
          Inc. and HighText Interactive, Inc. (filed herewith)

    10.5  Agreement dated as of December 10, 1997 by and among the Company, Nuno
          Brandolini and Kevin McCarthy (filed herewith)

    21    Subsidiaries of the Registrant (filed herewith)

    23    Consent of Arthur Andersen & Co. (filed herewith)

    27    Financial Data Schedule


(d)  SCHEDULES.

        None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1998

                                     HARISTON CORPORATION


                                     By:  /s/ L. James Porter
                                          -------------------------------------
                                          L. James Porter
                                          Chief Financial Officer


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James P. Angus                Dated: April 15, 1998
-----------------------
James P. Angus
Director, Chief Executive Officer
(Principal Executive Officer)

/s/ L. James Porter               Dated: April 15, 1998
-----------------------
L. James Porter
Director, Chief Financial Officer,
Corporate Secretary
(Principal Financial Officer,
Principal Accounting Officer)

/s/ Neil S. MacKenzie             Dated: April 15, 1998
-----------------------
Neil S. MacKenzie
Director

                                  EXHIBIT INDEX


                                                                                Sequentially
 Exhibit                                                                           Number
   No.                             Exhibit Description                              Pages
   ---    ----------------------------------------------------------------------    -----
   2.1    Asset Purchase and Sale Agreement among CD-Soft Acquisition                 *
          Corporation, Bodycello, Inc., Gazelle Technologies, Inc., Manta
          Distribution Co., Educorp, L.P., and Vahe Guzelimian dated August 1,
          1995 (incorporated herein by this reference to Exhibit 2.1 to the
          Registrant's current report on Form 8-K filed September 11, 1995.....

   2.2    Agreement of Purchase and Sale dated August 1, 1995 between Hariston        *
          Corporation and 3147479 Canada, Inc. (with included indemnity agreement) (incorporated herein by this reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)............................................

   2.3    Agreement and Plan of Reorganization dated December 31, 1995                *
          by and among CD-Soft Press Corporation, High Text
          Publications, Inc., Carol Lewis, Jack Lewis and Harry Helms
          (incorporated herein by this reference to Exhibit 2.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)................................................

   3.1    Articles of Amalgamation of Hariston Corporation (incorporated              *
          herein by this reference to Exhibit 3.1 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1995)........

   3.2    Amended and Restated Bylaws of Hariston Corporation (incorporated           *
          herein by this reference to Exhibit 3.2 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1996)........

   4.1    Series 1995 Promissory Note between the Company and Privatim                *
          Finanz A.G. (incorporated herein by this reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)............................................

   4.2    Series 1995 Promissory Note between the Company and Zocal                   *
          Foundation (incorporated herein by this reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)............................................

   4.3    Series 1995 Promissory Note between the Company and                         *
          Kinaro S.A. (incorporated herein by this reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)............................................

   4.4    Series 1995 Promissory Note between the Company and Neval                   *
          Management, Ltd. (incorporated herein by this reference to
          Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1995)............................


                                                                                                 Sequentially
 Exhibit                                                                                            Number
   No.                             Exhibit Description                                              Pages
   ---    ----------------------------------------------------------------------                 -------------
   4.5    Form of Pledge and Security Agreement between the Registrant                                *
          and the holders of the Registrant's Series 1995 Promissory Notes
          (incorporated herein by this reference to Exhibit 4.5 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1995)....................................................................

   4.8    1996 Hariston Corporation Stock Option Plan (incorporated herein                            *
          by this reference to Exhibit 4.8 to the Registrant's Quarterly Report
          on Form 10-Q for the quarter ended September 30, 1996..................................

   4.9    1996 Hariston Corporation Stock Option Plan No. 2 (incorporated                             *
          herein by this reference to Exhibit 4.9 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1996...........................

  10.1    Asset Purchase Agreement dated as of December 19, 1997 between
          Educorp Direct, Inc., Arch Publishers Group, Inc. and Educorp LLC (filed herewith).....    48 - 64

  10.2    Arch Publishers Group, Inc. Stockholders Agreement dated
          December 19, 1997 (filed herewith)  ...................................................    65 - 73

  10.3    Agreement dated February 21, 1997 between HighText Interactive, Inc.
          and Harry Helms, Carol Lewis and Jack Lewis (filed herewith)  .........................    74 - 82

  10.4    Asset Purchase Agreement dated February 13, 1998 by and among
          Byron Preiss Multimedia Company, Inc. and HighText Interactive, Inc (filed herewith)...   83 - 101

  10.5    Agreement dated as of December 10, 1997 by and among the Company,
          Nuno Brandolini and Kevin McCarthy(filed herewith)  ...................................  102 - 105

   21     Subsidiaries of the Registrant (filed herewith)........................................     PCN 46

   23     Consent of Arthur Andersen & Co. (filed herewith)......................................         47

   27     Financial Data Schedule................................................................        627

-----------------

* INCORPORATED BY REFERENCE.