Form 10-Q
period 1998-03-31
HARISTON CORP
filed 1998-05-13
CIK 781885

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

          AS OF MAY 12, 1998, 12,663,113 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The unaudited Consolidated Statements of Income, Loss and Deficit for the three month periods ended March 31, 1998 and March 31, 1997, the unaudited Consolidated Statements of Changes in Financial Position for the three month periods ended March 31, 1998 and March 31, 1997 and the unaudited Consolidated Balance Sheets as at March 31, 1998 and December 31, 1997, of Hariston Corporation ("Hariston" or the "Company") follow.

                              HARISTON CORPORATION


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                     MARCH 31    DECEMBER 31
                                                       1998         1997
----------------------------------------------------------------------------
ASSETS
       Current assets
         Cash and cash equivalents                   $  3,061       $  3,266
         Short-term investments (Note 11)                 204              8
         Short-term notes receivable                      500            500
         Other receivables                                  6             20
         Prepaids                                          11             11
         Assets of discontinued operations                 --            230
                                                     --------       --------
                                                        3,782          4,035

       Furniture and equipment                             17             20

                                                     --------       --------
                                                     $  3,799       $  4,055
                                                     ========       ========

LIABILITIES
       Current
         Payables and accruals                       $    150       $    315
         Liabilities of discontinued operations            --             30
                                                     --------       --------
                                                          150            345

SHAREHOLDERS' EQUITY
       Capital stock                                   31,999         31,999
       Deficit                                        (28,350)       (28,289)
                                                     --------       --------
                                                        3,649          3,710
                                                     --------       --------
                                                     $  3,799       $  4,055
                                                     ========       ========


----------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              HARISTON CORPORATION


CONSOLIDATED STATEMENTS OF INCOME, LOSS AND DEFICIT (UNAUDITED)
(EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)

3 MONTHS ENDED MARCH 31                                        1998                1997
-----------------------------------------------------------------------------------------
REVENUES                                                  $         --       $         --

OPERATING AND CORPORATE EXPENSES
       Administration, office, and travel                           41                 51
       Consultants and directors fees, salaries and
         employee benefits                                          46                126
       Accounting, legal and other professional fees                38                 71
       Rent                                                          4                 14
       Franchise taxes                                               3                  3
       Depreciation and amortization                                 3                  2
                                                          ------------       ------------
                                                                   135                267
                                                          ------------       ------------
                                                                  (135)              (267)
                                                          ------------       ------------
OTHER
       Net interest income (expense)                                42                (30)
       Net gain on sale of shares                                   17              5,328
       Foreign exchange loss                                        --                (28)
       Other income                                                 15                  2
                                                          ------------       ------------
                                                                    74              5,272
                                                          ------------       ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS              $        (61)      $      5,005
                                                          ------------       ------------
       Results of multimedia software and book
         operations                                                 --               (473)
                                                          ------------       ------------
NET INCOME (LOSS)                                         $        (61)      $      4,532
                                                          ------------       ------------
DEFICIT, beginning of period                                   (28,289)           (30,591)
                                                          ------------       ------------
DEFICIT, END OF PERIOD                                    $    (28,350)      $    (26,059)
                                                          ============       ============
CONTINUING OPERATIONS --
Basic income (loss) per share                             $         --       $       0.40
Diluted income (loss) per share                           $         --       $       0.40
                                                          ------------       ------------
DISCONTINUED OPERATIONS --
Basic income (loss) per share                             $         --       $      (0.04)
Diluted income (loss) per share                           $         --       $      (0.04)
                                                          ------------       ------------
Shares used in basic computation (Note 9)                   12,663,113         12,663,113
Shares used in diluted computation (Note 9)                 12,663,113         12,663,113
                                                          ------------       ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              HARISTON CORPORATION


CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (UNAUDITED) (EXPRESSED IN THOUSAND OF U.S. DOLLARS)

3 MONTHS ENDED MARCH 31                                       1998          1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net income (loss)                                   $   (61)      $ 4,532
       Non-cash items:
       Depreciation and amortization                             3           185
       Gain on sale of shares                                  (17)       (5,328)
                                                           -------       -------
                                                               (75)         (611)
       Net increase in non-cash working capital items         (150)         (401)
                                                           -------       -------
       CASH USED FOR OPERATING ACTIVITIES                     (225)       (1,012)
                                                           -------       -------

FINANCING ACTIVITIES
       Term debt payments                                       --        (3,320)
       Amount paid upon exercise of put option                  --          (175)
                                                           -------       -------
       CASH USED FOR  FINANCING ACTIVITIES                      --        (3,495)
                                                           -------       -------

INVESTING ACTIVITIES
       Net purchase of assets                                   --           (18)
       Net issuance of notes receivable                         --        (1,000)
       Net proceeds from sale of shares                         20         6,521
                                                           -------       -------
       CASH PROVIDED BY INVESTING ACTIVITIES                    20         5,503
                                                           -------       -------
NET INCREASE (DECREASE) IN CASH                               (205)          996

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               3,266         2,805
                                                           -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 3,061         3,801
                                                           =======       =======

--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              HARISTON CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

NOTE 1.  OPERATIONS

The Company is incorporated under the Canada Business Corporations Act and has operated historically as a diversified holding company. In December 1997 and February 1998 the Company sold its multimedia software operations and became inactive. The Company is currently examining acquisition targets and intends to recommence active business operations by purchasing an existing business.


NOTE 2.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

In accordance with the requirements of the Canada Business Corporations Act, the Company's accounting and reporting policies conform to Canadian generally accepted accounting principles ("Canadian GAAP"). Accordingly, these interim consolidated financial statements have been prepared in accordance with Canadian GAAP. These interim statements also conform in all material respects with United States generally accepted accounting principles ("U.S. GAAP"). For further information on the Company's accounting policies, reference should be made to
Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, all adjustments necessary to fairly state the results of operations for the three months ended March 31, 1998, are of a normal recurring nature and have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of the Company, Hariston Corporation, and its wholly-owned subsidiaries EuroEastern Investment Corp., Educorp Multimedia, Inc., Educorp Direct, Inc., and HighText Interactive, Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

                              HARISTON CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

NOTE 3.  SUMMARY OF SECURITIES ISSUED DURING THE FIRST QUARTER

None.


NOTE 4.  SUMMARY OF OPTIONS GRANTED DURING THE FIRST QUARTER

Effective February 2, 1998 the Company adopted the 1998 Stock Option Plan and options were granted under the plan as follows:

                                        NO. SHARES         EXERCISE
                   OPTIONEE            UNDER OPTION        PRICE ($)
                   James P. Angus        200,000              0.25
                   Neil S. MacKenzie     200,000              0.25
                   L. James Porter       200,000              0.25


NOTE 5.  AUTHORIZED AND ISSUED SHARE CAPITAL AS OF MARCH 31, 1998

Class              Par Value           Authorized Number   Issued Number     Amount
--------------------------------------------------------------------------------------
Common             None                Unlimited           12,663,113      $31,999,167


NOTE 6.  SHARES IN ESCROW OR SUBJECT TO POOLING AS OF MARCH 31, 1998

None.


NOTE 7.  LIST OF DIRECTORS AS OF MARCH 31, 1998

James P. Angus     Neil S. MacKenzie    L. James Porter
(Chairman)

                              HARISTON CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------
NOTE 8.  OPTIONS AND WARRANTS OUTSTANDING AS OF MARCH 31, 1998

                                 Number of Shares     Exercise   Market Price      Option
OPTIONEE                        under Vested Option     Price  on Date of Grant  Expiry Date
-------------------------------------------------------------------------------------------------
S. David Anfield                          20,000         3.53       4.57        March 31, 1998
-------------------------------------------------------------------------------------------------
James P. Angus                            40,000         1.25       1.25        July 17, 2003
Nuno Brandolini                           40,000         1.25       1.25        July 17, 2003
Neil S. MacKenzie                         40,000         1.25       1.25        July 17, 2003
Nicholas Mosich                           90,000         1.25       1.25        July 17, 2003
L. James Porter                           50,000         1.25       1.25        July 17, 2003
-------------------------------------------------------------------------------------------------
James P. Angus                            80,000         1.25       1.25        August 16, 2003
Neil S. MacKenzie                         80,000         1.25       1.25        August 16, 2003
L. James Porter                          126,666         1.25       1.25        August 16, 2003
-------------------------------------------------------------------------------------------------
James P. Angus                           200,000         0.25       0.10        February 02, 2005
Neil S. MacKenzie                        200,000         0.25       0.10        February 02, 2005
L. James Porter                          200,000         0.25       0.10        February 02, 2005
-------------------------------------------------------------------------------------------------
                                       1,166,666
                                       ==========




WARRANT                          Number of Shares     Exercise   Market Price      Option
HOLDER                          under Vested Option     Price  on Date of Grant  Expiry Date
-------------------------------------------------------------------------------------------------
Kinaro S.A.                              250,000         2.50       2.25        August 24, 2000
Neval Management Ltd.                    250,000         2.50       2.25        August 24, 2000
Privatim Finanz A.G.                     250,000         2.50       2.25        August 24, 2000
Zocal Foundation                         250,000         2.50       2.25        August 24, 2000
                                       ---------
                                       1,000,000
                                       =========


NOTE 9.  INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Stock options and warrants have not been included in these calculations as their impact would be antidilutive.

                              HARISTON CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(EXPRESSED IN U.S. DOLLARS)
3 MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------
NOTE 10.  DISCONTINUED OPERATIONS

On February 21, 1997 the Company sold its book publishing operations. On December 19, 1997 the Company sold its Educorp Direct multimedia software operations. On February 13, 1998 the Company sold the assets of its HighText Interactive multimedia software business. The Company is no longer engaged in active business operations.


NOTE 11.  INVESTMENTS

                                                                Amount
                                                               --------
Byron Preiss Multimedia Company, Inc.                          $199,500
Northpoint Corporation                                            4,802
Arch Publishers Group, Inc.                                           1
                                                               --------
Investments as of March 31, 1998                               $204,303
                                                               ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following information should be read in conjunction with the consolidated financial data and the notes thereto included in Item 1.

                              HARISTON CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


OVERVIEW

During the first quarter of 1998 Hariston completed the sale of its multimedia software operations by closing the sale, on February 13, 1998, of the assets of HighText Interactive, Inc. to Byron Preiss Multimedia Company, Inc. ("Preiss"), a developer of educational software and a publisher of books and software for educational and consumer markets. Preiss is a public company whose common shares trade on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "CDRM". The sale had no impact on first quarter profit as the loss on sale was fully provided for as of December 31, 1997. The Company received 150,000 shares of common stock of Preiss subject to adjustment intended to provide $1.33 in proceeds per share for shares sold during the six months period commencing February 13, 1999.

In accordance with the Board's strategy to reposition the Company, Hariston's management and Board devoted considerable time and attention during the first quarter to the selection and review of viable acquisition candidates. This process is ongoing and the Board is hopeful that a transaction will be concluded during the third quarter of 1998.

Also during the first quarter, the Company took further steps to curtail spending and control costs. The Company's success in this area is reflected in a 49% lower level of corporate expenses incurred in the first quarter of 1998 as compared to the first quarter of 1997.


CORPORATE STRUCTURE

Hariston is a Canada Business Corporations Act company originally incorporated in 1952, continued in 1980 and amalgamated with two Canadian subsidiary companies effective January 1, 1995. Hariston has four U.S. subsidiaries, all of which are currently inactive.


RESULTS OF OPERATIONS

The Company incurred a consolidated net loss of $61,405 for the three months ended March 31, 1998. During the three months ended March 31, 1997, the Company earned net income of $4,531,815. Excluding gains earned on the sale of investments in each year and an associated foreign exchange loss in 1997, the Company incurred a net loss of $78,404 in the first quarter of 1998 and a net loss of $768,595 in the first quarter of 1997. Further excluding the results of the discontinued software and book operations, the Company's first quarter 1997 net loss was $295,045.

An analysis of the 1998 results is presented below, with 1997 comparatives as applicable.


REVENUES

Due to the divestitures during February and December 1997 and February 1998 of the multimedia software and book operations, the Company earned no revenues from continuing operations during the first quarter of 1998. The Company realized $19,500 of net proceeds from the sale of shares in Northpoint Corporation during the quarter.

By comparison, during the first quarter of 1997 the Company earned revenues of $907,954 from the discontinued software and book operations and realized net proceeds of approximately $6,522,000 from the sale of shares in Polish Life Improvement S.A.

OPERATING AND CORPORATE EXPENSES

The majority of the Company's operating and corporate expenses for the first quarter of 1998 were general, administrative and salary costs, including $40,979 of salaries and consultants fees, $37,682 in legal and accounting fees, $14,593 of insurance costs, $9,224 of shareholder communications costs, $5,775 of directors fees and $3,974 of office rent.

By comparison, during the first quarter of 1997, excluding costs associated with the discontinued software and book operations, the Company incurred $125,469 of salaries and consultants fees, $67,928 of legal and accounting fees, $20,393 of insurance costs, $8,004 of shareholder communications costs, $5,939 of directors fees and $13,207 of office rent.


INVESTMENTS

        ARCH PUBLISHERS GROUP, INC. ("APG")
APG is a private, Elmsford, New York based multimedia software publisher and distributor. Hariston owns a 15% shareholding in APG, which shareholding was acquired on the December 19, 1997 sale of the assets and operations of Educorp Direct, Inc., a Hariston subsidiary formally engaged in the publishing, distribution and direct mail marketing of multimedia software titles on CD-ROM . The shareholding in APG is recorded at nominal value due to the difficulty of establishing a value as APG's shares are not publicly traded. However, Hariston's management is hopeful that significant value will ultimately be realized from the sale of Hariston's shareholding in APG. APG is actively pursuing acquisitions, strategic alliances and internal growth of its business.

        BYRON PREISS MULTIMEDIA COMPANY, INC. ("PREISS")
Preiss is a public, New York, New York based multimedia software and book publisher and distributor whose shares are listed for trading on the SmallCap Market tier of The Nasdaq Stock Market. Hariston owns 150,000 shares of Preiss, which shares were acquired on the February 13, 1998 sale of the assets of HighText Interactive, Inc., a Hariston subsidiary formally engaged in the publishing and sale of multimedia software titles on CD-ROM . The shareholding in Preiss is recorded at $199,500, being the guaranteed minimum proceeds the Company will receive if the shares are sold in the six month period commencing February 13, 1999.

        NORTHPOINT CORPORATION ("NORTHPOINT")
Northpoint is a Toronto, Canada based marketer of products to home-based businesses. Hariston initially held a 31% shareholding in a predecessor company to Northpoint, which shareholding Hariston acquired in 1992. Hariston currently owns 155,981 Northpoint shares representing less then a 2% shareholding in Northpoint. Northpoint's shares trade on the Canadian Dealing Network and recent trades have been in the range Cdn$0.35 to Cdn$0.50 per share. The Company's shares in Northpoint are recorded at a value of approximately $0.03 per share.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998 the Company had cash balances in excess of $3 million, a working capital ratio of 25.2 and a debt/equity ratio of 0.04. This compares favorably with prior period figures.

Subsequent to quarter-end, the Company collected in full the $500,000 note receivable, bringing its cash position to in excess of $3.5 million.

The Company's principal capital requirements include working capital to finance ongoing corporate expenses and costs which may be incurred in connection with the acquisition of a business in the future.

Historically, the Company has also required capital to finance operating losses. As of March 31, 1998, the Company had an accumulated deficit of $28,350,721. However, the Company has disposed of or written off substantially all of the operations and investments that gave rise to this accumulated deficit.

The Company is in discussions with various parties concerning alternative financing and acquisition transactions. Depending on which transactions the Company ultimately concludes, the Company may need to raise additional equity and/or debt capital in 1998. There is no assurance that additional debt or equity financing, if required, will be available on terms acceptable to the Company.


FORWARD LOOKING INFORMATION

This Quarterly Report includes forward-looking information, which may include but is not limited to information concerning the Company's business strategies and financing plans. These forward looking statements are subject to risks and uncertainties, including uncertainty as to whether the Company will be able to locate and acquire a business meeting the Company's selection criteria, risk and uncertainty as to the Company's projected cash flows and cash requirements, risk and uncertainty as to whether the Company will be able to raise any necessary financing on fair or favorable terms or at all, risk and uncertainty as to the Company's ability to recruit and retain qualified personnel, and risk and uncertainty as to other factors that could cause actual results to differ from those projected.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the quarter ended March 31, 1998 the Company did not submit any matters to a vote of the Company's shareholders.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits


Exhibit No.                      Exhibit Description
-----------                    -----------------------

4.10                           1998 Hariston Corporation Stock Option Plan

27                             Financial Data Schedule


         (b)  Reports on Form 8-K:  None

                                 EXHIBIT INDEX


Exhibit No.                      Exhibit Description                       Page
-----------                    -----------------------                     ----

4.10                           1998 Hariston Corporation Stock Option Plan

27                             Financial Data Schedule

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HARISTON CORPORATION


Dated: May 12, 1998                By:  /s/ L. James Porter
                                       -----------------------------
                                       L. James Porter,
                                       Chief Financial Officer
                                       (Duly authorized officer and Principal
                                       Financial and Accounting Officer)